Form 10-Q
period 2024-09-30
GSR III Acquisition Corp.
filed 2024-12-23
CIK 2029023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

GSR III Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-42399	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

5900 Balcones Drive, Suite 100 Austin, TX 78731	78731
(Address of Principal Executive Offices)	(Zip Code)

(914-369-4400)

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one seventh of one right	GSRTU	The Nasdaq Stock Market LLC
Class A ordinary share, par value $0.0001 per share	GSRT	The Nasdaq Stock Market LLC
Rights, each whole right entitling the holder to receive one Class A ordinary share	GSRTR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☒	Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There were 23,422,500 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding as of December 23, 2024.

GSR III ACQUISITION CORP.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2024

Table of Contents

		Page

Part I.	Financial Information
Item 1.	Balance Sheets as of September 30, 2024 and December 31, 2023 (Unaudited)	1
	Statements of Operations for the Three Months ended September 30, 2024 and 2023, for the Nine Months ended September 30, 2024 and for the Period from May 10, 2023 (Inception) through September 30, 2023 (Unaudited)	2
	Statements of Changes in Stockholders’ Equity (Deficit) for the Nine Months ended September 30, 2024 and for the Period from May 10, 2023 (Inception) through September 30, 2023 (Unaudited)	3
	Statements of Cash Flow for the Nine Months ended September 30, 2024 and for the Period from May 10, 2023 (Inception) through September 30, 2023 (Unaudited)	5
	Notes to Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15
PART II	Other Information	16
Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information	16
Item 6.	Exhibits	17

i

GSR III ACQUISITION CORP.
BALANCE SHEETS

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets:
Prepaid expenses	$-	$8,502
Total Current Assets	-	8,502

Non-Current Assets
Deferred offering costs	749,792	-
Total Assets	$749,792	$8,502

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$704,541	$-
Promissory note – related party	39,756	-
Total Current Liabilities	744,297	-
Shareholders’ Equity (Deficit)
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023	575	575
Additional paid in capital	137,653	24,425
Accumulated deficit	(132,733)	(16,498)
Total Shareholders’ Equity	5,495	8,502
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$749,792	$8,502

The accompanying notes are an integral part of these unaudited financial statements.

GSR III ACQUISITION CORP.
STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from May 10, 2023 (Inception) through September 30,
	2024	2023	2024	2023
General and administrative expenses	$85,810	$-	$116,235	$13,392
Net Loss	$(85,810)	$-	$(116,235)	$(13,392)
Weighted average Class B ordinary shares outstanding, basic and diluted	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net loss per Class B ordinary share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

GSR III ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2024

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - January 01, 2024	-	$-	5,750,000	$575	$24,425	$(16,498)	$8,502
Net loss	-	-	-	-	-	-	-
Balance - March 31, 2024	-	-	5,750,000	575	24,425	(16,498)	8,502
Net loss	-	-	-	-	-	(30,425)	(30,425)
Balance - June 30, 2024	-	-	5,750,000	575	24,425	(46,923)	(21,923)
Net loss	-	-	-	-	-	(85,810)	(85,810)
Risk capital funding to repay promissory note – related party and accrued expenses	-	-	-	-	113,228	-	113,228
Balance – September 30, 2024	-	$-	5,750,000	$575	$137,653	$(132,733)	$5,495

The accompanying notes are an integral part of these unaudited financial statements.

GSR III ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) – (Continued)

For the Period from May 10, 2023 (Inception) through September 30, 2023

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – May 10, 2023 (Inception)	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial shareholder	-	-	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	-	-	(13,392)	(13,392)
Balance - June 30, 2023	-	-	5,750,000	575	24,425	(13,392)	$11,608
Net loss	-	-	-	-	-	-	-
Balance - September 30, 2023	-	$-	5,750,000	$575	$24,425	$(13,392)	$11,608

The accompanying notes are an integral part of these unaudited financial statements.

GSR III ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,	For the Period from May 10, 2023 (Inception) through September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(116,235)	$(13,392)
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	13,392
Accrued expenses	116,235	-
Net cash used in operating activities	-	-

Net increase in cash	-	-

Cash - beginning of the period	-	-
Cash - ending of the period	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Prepaid expenses paid by Sponsor in exchange for issuance of Founder Shares	$-	$25,000
Deferred offering costs included in accrued expenses	$608,306	$-
Repayment of promissory note – related party through risk capital funding	$93,228	$-
Repayment of accrued expenses through risk capital funding	$20,000	$-
Prepaid expenses included in deferred offering costs	$8,502	$-
Payment of deferred offering costs included in promissory note – related party	$132,984	$-

The accompanying notes are an integral part of these unaudited financial statements.

GSR III ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

GSR III Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on May 10, 2023. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities that the Company has not yet identified (“Business Combination”).

As of September 30, 2024, the Company had not yet commenced operations. All activity for the period from May 10, 2023 (inception) through September 30, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s Initial Public Offering was declared effective on November 7, 2024. On November 8, 2024, the Company consummated the Initial Public Offering of 23,000,000 units including 3,000,000 additional public units as the underwriters’ over-allotment option was exercised in full (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $230,000,000.

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 422,500 units including 7,500 additional private placement units as the underwriters’ over-allotment option was exercised in full (the “Private Placement Units”) to GSR III Sponsor LLC (the “Sponsor”), at a price of $10.00 per Private Placement Unit, generating total proceeds of $4,225,000. Out of the aggregate amount of $4,225,000, the amount of $4,040,000 from the sale of the Private Placement Units are added to the net proceeds from the Initial Public Offering held in a trust account (the “Trust Account”) and the balance of $185,000 is receivable from the Sponsors, which will be presented as a reduction to stockholders’ deficit. The proceeds received from the sale of the Private Placement Units held in the Trust Account was used partially to pay some general and administrative expenses.

Transaction costs amounted to $10,951,368, consisting of $975,000 of cash underwriting fees, $9,200,000 of deferred underwriting fees which will be paid on the consummation of initial Business Combination, and $776,368 of other offering costs.

Business Combination

 If the Company is unable to complete an initial Business Combination within the 18 or 21-month period (the “Combination Period”), it may seek an amendment to amended and restated memorandum and articles of association to extend the period of time to complete an initial Business Combination beyond 21 months. The Company’s amended and restated memorandum and articles of association requires at least a special resolution of shareholders as a matter of Cayman Islands law, meaning that such an amendment be approved by at least two-thirds of ordinary shares who, being entitled to do so, attend and vote (either in person or by proxy) at a general meeting of the company. If the Company seeks shareholder approval to extend beyond the 21-month period in which to complete an initial Business Combination to a later date, The Company is required to offer public shareholders the right to have their public ordinary shares redeemed for a pro rata share of the aggregate amount then on deposit in the trust account, including interest (less permitted withdrawals and up to $100,000 of interest to pay dissolution expenses). There are no limitations to the number of times that the Company may seek shareholder approval or that shareholders may approve to extend beyond the 21-month period in which to complete a Business Combination at a later date. If the initial Business Combination is not completed in the period provided, the membership interests of the Sponsor become worthless.

Going Concern Consideration

As of September 30, 2024, the Company had a working capital deficit of $744,297. As of November 8, 2024 (after completion of the Initial Public Offering), the Company had $1,974,498 in its operating bank account and a working capital surplus of $1,910,213. The Company has incurred and expects to continue to incur significant costs to operate as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. However, based on management’s current cash flow forecast, management expects the Company will have sufficient liquidity to fund the Company’s operations for a period beyond twelve months from the date the accompanying financial statements are issued. Consequently, management determined substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

Risks and Uncertainties

Management continues to evaluate the impact of significant global events such as the Russia/Ukraine and Israel/Palestine conflicts, on the industry and has concluded that while it is reasonably possible that these could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. As such, the information included in these financial statements should be read in conjunction with the Company’s latest audited financial statements and initial audited financial statements filed with the SEC on Form 8-K and Form S-1. In the opinion of the Company’s management, these financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2024, and the Company’s results of operations and cash flows for the periods presented. The results of operations included in the financial statements are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash or cash equivalents as of September 30, 2024 or December 31, 2023.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Deferred Offering Costs

Deferred offering costs consist of legal, administrative, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs will be allocated to Public and Private Rights issued in the Initial Public Offering on residual value basis, compared to total proceeds. Offering costs associated with the Class A ordinary shares will be charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. As of September 30, 2024 and December 31, 2023, the Company had deferred offering costs of $749,792 and zero, respectively.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. As of September 30, 2024 and December 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, the diluted loss per ordinary share is the same as the basic loss per ordinary share for the periods presented.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 or December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Class A Redeemable Share Classification

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company will recognize the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, upon completion of the Initial Public Offering, Class A ordinary shares subject to possible redemption will be presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units (including underwriters’ over-allotment exercise of 3,000,000 Units) at a purchase price of $10.00 per Unit, generating gross proceeds of $230,000,000 to the Company. Each Unit will consist of one Class A ordinary share and one-seventh of one public right (the “Public Right”). Each whole right entitles the holder thereof to purchase one Class A ordinary share at a price of $10.00 per share. No fractional rights will be issued upon separation of the Units and only whole rights will trade. The underwriters have exercised their over-allotment option on consummation of the Initial Public offering to purchase 3,000,000 additional units to cover over-allotments.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 422,500 units (including underwriters’ over-allotment exercise of 7,500 Units at a price of $10.00 per Private Placement Unit), generating total proceeds of $4,225,000. Each Private Placement Unit entitles the holder thereof to one Class A ordinary share and one-seventh of one private right (“Private Placement Rights”) to purchase one Class A ordinary share at $10.00 per share.

The private placement units have terms and provisions that are identical to the units sold as part of the Initial Public Offering. The private placement units (including any private placement shares, any private placement rights and any Class A ordinary shares underlying the private placement rights) are not transferable, assignable or saleable until 30 days after the completion of initial business combination except pursuant to limited exceptions.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 30, 2023, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 Class B ordinary shares of the Company (after giving effect to a share surrender effected on June 5, 2024). The initial shareholders have not forfeited Founder Shares as the over-allotment option was exercised in full by the underwriter. The Founder Shares represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering.

Administrative Services Agreement

The Company has entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $55,556 per month for office space and administrative and support services. As of September 30, 2024 and December 31, 2023, $0 had been incurred and billed under the administrative services agreement.

Promissory Note – Related Party

During June 2024, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the earlier of June 6, 2025 and the closing of the Initial Public Offering. During the period ended September 30, 2024, the Company borrowed $132,984 under the Note to pay for offering costs, of which $93,228 was settled through risk capital funding. As of September 30, 2024, the Company had an outstanding balance of $39,756 under the Note, of which $5,000 was subsequently settled through risk capital funding and $34,756 was repaid from the proceeds of the Initial Public Offering placed in the Trust Account.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement units at a price of $10.00 per unit. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2024, the Company had no outstanding Working Capital Loans.

NOTE 6: COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Units (including private placement unit and private placement rights), which were issued in a private placement simultaneously with the closing of the Initial Public Offering and the Class A ordinary shares underlying such Private Placement Units, and (iii) Private Placement Units and the Class A ordinary shares underlying such Private Placement Units that may be issued upon conversion of any Sponsor funded, have registration rights to require the Company to register a sale of any of securities held by holders of the securities pursuant to a registration rights agreement that was signed prior to the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of initial business combination and rights to require to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company is not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period.

NOTE 7: SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with $0.0001 par value. As of September 30, 2024 and December 31, 2023, there were no Class A ordinary shares issued or outstanding. As a result of Initial Public Offering on November 8, 2024, the Company issued 23,000,000 Class A ordinary shares subject to possible redemption. Simultaneously, the Company consummated the sale of 422,500 Private Placement Units, each of which entitles the holder thereof to one Class A ordinary share.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with $0.0001 par value. As of September 30, 2024 and December 31, 2023, there were 5,750,000 Class B ordinary shares issued and outstanding.

Holders of the Class B ordinary shares have the right to appoint all the Company’s directors prior to an initial Business Combination. On any other matter submitted to a vote of the Company’s shareholders, holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class, except as required by law or share exchange rule; provided, that the holders of Class B ordinary shares are be entitled to vote as a separate class to increase the authorized number of Class B ordinary shares. Each share of ordinary share has one vote on all such matters.

The Class B ordinary shares automatically convert into Class A ordinary shares at the time of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares, will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of shares issued in the Initial Public Offering, including shares issued in connection with the underwriter exercise of their option to purchase additional Units, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any private placement rights issued to the Sponsor, its affiliates or any member of the management team upon conversion of any Working Capital Loans funded by the Company’s Sponsor.

Rights

As of September 30, 2024 and December 31, 2023, there were no rights issued or outstanding.

The gross proceeds of the Initial Public Offering were allocated to the rights based on relative value. Approximately $4,225,000 was recorded in shareholders’ equity related to the rights at November 8, 2024. The rights are not remeasured to fair value on a recurring basis.

As of November 8, 2024, there were 3,285,714 public rights and 60,357 private rights included in the Private Placement Units outstanding. Each holder of one right will receive one Class A ordinary share upon consummation of the initial business combination, whether or not the Company will be the surviving entity, even if the holder of a public right converted all Class A ordinary shares held by them or it in connection with the initial business combination or an amendment to the Company’s memorandum and articles of association with respect to Company’s pre-business combination activities. In the event the Company will not be the survivor upon completion of the initial business combination, each holder of rights will be required to affirmatively convert their rights in order to receive the Class A ordinary shares underlying the rights (without paying any additional consideration) upon consummation of the business combination. The Company will not issue fractional Class A ordinary shares in connection with an exchange of rights. No fractional shares will be issued upon exchange of rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a business combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless.

NOTE 8: SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than those described below.

Initial Public Offering

The registration statement for the Company’s Initial Public Offering was declared effective on November 7, 2024. On November 8, 2024, the Company consummated the Initial Public Offering of 23,000,000 Units (including the exercise of the underwriters’ over-allotment option in full), at $10.00 per Unit, generating gross proceeds of $230,000,000.

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the private sale of 422,500 Private Placement Units (including the exercise of the underwriters’ over-allotment option in full), at a price of $10.00 per Private Placement Unit, generating total proceeds of $4,225,000.

See Notes 1, 3 and 4 for additional information.

Promissory Note – Related Party

As of September 30, 2024, the Company had an outstanding balance of $39,756 under the Note, of which $5,000 was subsequently settled through risk capital funding and $34,756 was repaid from the proceeds of the Initial Public Offering placed in the Trust Account.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to GSR III Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on May 10, 2023 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

As of September 30, 2024, we had not yet commenced operations. All activity through September 30, 2024 relates to our formation and our Initial Public Offering which is described below, and since the Initial Public Offering, our search for a Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds held in the Trust Account (as defined below). We have selected December 31 as our fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on November 7, 2024. On November 8, 2024, the Company consummated the Initial Public Offering of 23,000,000 Units including 3,000,000 additional public units as the underwriters’ over-allotment option was exercised in full at $10.00 per Unit, generating gross proceeds of $230,000,000.

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the Private Placement of 422,500 Private Placement Units including 7,500 additional Private Placement Units as the underwriters’ over-allotment option was exercised in full to the Sponsor, at a price of $10.00 per Private Placement Unit, generating total proceeds of $4,225,000. Out of the aggregate amount of $4,225,000, the amount of $4,040,000 from the sale of the Private Placement Units are added to the net proceeds from the Initial Public Offering held in the Trust Account and the balance of $185,000 is receivable from the Sponsor, which will be presented as a reduction to stockholders’ deficit. The proceeds received from the sale of the Private Placement Units held in the Trust Account was used partially to pay some general and administrative expenses.

If the Company is unable to complete an initial Business Combination within the Combination Period, it may seek an amendment to amended and restated memorandum and articles of association to extend the period of time to complete an initial Business Combination beyond 21 months. The Company’s amended and restated memorandum and articles of association requires at least a special resolution of shareholders as a matter of Cayman Islands law, meaning that such an amendment be approved by at least two-thirds of ordinary shares who, being entitled to do so, attend and vote (either in person or by proxy) at a general meeting of the company. If the Company seeks shareholder approval to extend beyond the 21-month period in which to complete an initial Business Combination to a later date, The Company is required to offer public shareholders the right to have their public ordinary shares redeemed for a pro rata share of the aggregate amount then on deposit in the trust account, including interest (less permitted withdrawals and up to $100,000 of interest to pay dissolution expenses). There are no limitations to the number of times that the Company may seek shareholder approval or that shareholders may approve to extend beyond the 21-month period in which to complete a Business Combination at a later date. If the initial Business Combination is not completed in the period provided, the membership interests of the Sponsor become worthless.

Going Concern Consideration

As of September 30, 2024, the Company had a working capital deficit of $744,297. As of November 8, 2024 (after completion of the Initial Public Offering), the Company had $1,974,498 in its operating bank account and a working capital surplus of $1,910,213. The Company has incurred and expects to continue to incur significant costs to operate as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. However, based on management’s current cash flow forecast, management expects the Company will have sufficient liquidity to fund the Company’s operations for a period beyond twelve months from the date the accompanying financial statements are issued. Consequently, management determined substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

Results of Operations

Our entire activity since inception up to September 30, 2024 relates to our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds held in the Trust Account.

For the three months ended September 30, 2024, we had a net loss of $85,810, which consisted of operating costs, compared to a net loss of zero for the three months ended September 30, 2023.

For the nine months ended September 30, 2024, we had a net loss of $116,235, which consisted of operating costs, compared to a net loss of $13,392 for the nine months ended September 30, 2023.

Contractual Obligations

Administrative Services Agreement

The Company has entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $55,556 per month for office space and administrative and support services. As of September 30, 2024 and December 31, 2023, $0 had been incurred and billed under the administrative services agreement.

Promissory Note – Related Party

During June 2024, the Sponsor agreed to loan the Company up to $300,000 pursuant to the Note. The Note was non-interest bearing, unsecured and due upon the earlier of June 6, 2025 and the closing of the Initial Public Offering. During the period ended September 30, 2024, the Company borrowed $132,984 under the Note to pay for offering costs, of which $93,228 was settled through risk capital funding. As of September 30, 2024, the Company had an outstanding balance of $39,756 under the Note, of which $5,000 was subsequently settled through risk capital funding and $34,756 was repaid from the proceeds of the Initial Public Offering placed in the Trust Account.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company Working Capital Loans. If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement units at a price of $10.00 per unit. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2024, the Company had no outstanding Working Capital Loans.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have not identified any critical accounting policies.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers, we conducted an evaluation of the effectiveness, of our disclosure controls and procedures as of September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officers and principal financial and accounting officer have concluded that due to inadequate segregation of duties within account processes and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping, during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering filed with the SEC on November 7, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 8, 2024, we consummated our Initial Public Offering of 23,000,000 Units, which includes the exercise in full of the underwriters’ option to purchase an additional 3,000,000 Units at $10.00 per Unit, generating gross proceeds of $230,000,000.

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the Private Placement of 422,500 Private Placement Units including 7,500 additional Private Placement Units as the underwriters’ over-allotment option was exercised in full to the Sponsor, at a price of $10.00 per Private Placement Unit, generating total proceeds of $4,225,000.

Transaction costs amounted to $10,951,368, consisting of $975,000 of cash underwriting fees, $9,200,000 of deferred underwriting fees which will be paid on the consummation of initial Business Combination, and $776,368 of other offering costs.

On November 8, 2024, a total of $234,040,000 of the net proceeds from the sale of the Units in the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders at JPMorgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
**	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of December 2024.

GSR III ACQUISITION CORP.

By:	/s/ Gus Garcia
Name:	Gus Garcia
Title:	Co-Chief Executive Officer