Form 10-K
period 2024-12-31
GSR III Acquisition Corp.
filed 2025-03-27
CIK 2029023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 001-42399

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐; No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐; No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐;

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐;

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The registrant’s Units begin trading on The Nasdaq Stock Market LLC on November 7, 2024 and the registrant’s Class A Ordinary Shares and Rights began trading on The Nasdaq Stock Market LLC on December 19, 2024. Accordingly, there was no market value for the registrant’s Class A Ordinary Shares as of the last business day of the second fiscal quarter of 2024. The aggregate market value of the outstanding Class A Ordinary Shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Ordinary Shares on December 30, 2024, as reported on The Nasdaq Stock Market LLC, was $231,648,525.00.

There were 23,422,500 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding as of March 27, 2025.

Documents Incorporated by Reference

None.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The statements contained in this Form 10-K that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements and other benefits;

●	our potential ability to obtain additional financing to complete a business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential changes in control of us if we acquire one or more target businesses for stock;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	our expectations regarding the time during which we will be an “emerging growth company” under the JOBS Act;

●	our use of proceeds not held in the trust account; or

●	our financial performance, including following our initial business combination.

Additionally, in 2024, the SEC (as defined below) adopted additional rules and regulations relating to SPACs (as defined below). The 2024 SPAC Rules (as defined below) require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in connection with any proposed business combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants in connection with registration statements relating to proposed business combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

ii

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association to be in effect upon completion of the initial public offering;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“directors” are to our directors named in this prospectus;

●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for share of our Class A ordinary shares issued in connection with our initial business combination including but not limited to a private placement of equity or debt;

●	“founder shares” are to our Class B ordinary shares initially purchased by GSR Sponsor in a private placement prior to the initial public offering, a portion of which were transferred to our three independent directors;

●	“GSR Sponsor” or “our sponsor” are to GSR III Sponsor LLC, a Delaware limited liability company,

●	“initial shareholders” are to GSR Sponsor and the three independent directors that hold our founder shares;

●	“management” or our “management team” are to our directors and officers;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“permitted withdrawals” means amounts withdrawn to pay our taxes, all permitted withdrawals can only be made from interest and not from the principal held in the trust account;

●	“private placement shares” are to the Class A ordinary shares underlying the private placement units.

●	“private placement units” are to the units issued to GSR Sponsor in a private placement simultaneously with the closing of the initial public offering and upon conversion of working capital loans, if any;

●	“private placement rights” are to the rights underlying the private placement units;

●	“public shareholders” are to the holders of our public shares, including GSR Sponsor, our directors and officers to the extent such persons purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the units in the initial public offering;

●	“public rights” are to the rights sold as part of the units in the initial public offering;

●	“rights,” are, collectively, to the private placement rights and public rights;

●	“rights agreement” are to our rights agreement governing the rights;

●

“sponsor members” means thirteen institutional investors and three accredited individual investors (none of which are affiliated with any member of our management or any other investor) that purchased, indirectly through GSR Sponsor, aggregate of 422,500 private placement units, at a price of $10.00 per unit, or $4,225,000 in the aggregate, in a private placement that closed simultaneously with the closing of the initial public offering.

●	“we,” “us,” “our” or our “company” are to GSR III Acquisition Corp., a Cayman Islands exempted company; and

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

iii

PART I

ITEM 1. BUSINESS

General

We are a blank check company incorporated on May 10, 2023 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

As of December 31, 2024, we had not yet commenced operations. All activity through December 31, 2024, relates to our formation and our Initial Public Offering which is described below, and since the Initial Public Offering, our search for a Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds held in the Trust Account (as defined below). We have selected December 31 as our fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on November 7, 2024. On November 8, 2024, the Company consummated the Initial Public Offering of 23,000,000 Units including 3,000,000 additional public units as the underwriters’ over-allotment option was exercised in full at $10.00 per Unit, generating gross proceeds of $230,000,000.

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the Private Placement of 422,500 Private Placement Units including 7,500 additional Private Placement Units as the underwriters’ over-allotment option was exercised in full to the Sponsor, at a price of $10.00 per Private Placement Unit, generating total proceeds of $4,225,000. Out of the aggregate amount of $4,225,000, the amount of $4,040,000 from the sale of the Private Placement Units are added to the net proceeds from the Initial Public Offering held in the Trust Account and the balance of $185,000 is receivable from the Sponsor, which will be presented as a reduction to shareholders’ deficit. The proceeds received from the sale of the Private Placement Units held in the Trust Account was used partially to pay some general and administrative expenses.

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

Our Management Team

For more information on the experience and background of our management team, see the section entitled “Management.”

Business Strategy

Our strategy is to leverage our team’s extensive track record in SPAC-related mergers & acquisitions, strategic advisory and capital markets to identify and complete an initial business combination. We believe our target selection process, as well as our management team and founders’ SPAC expertise will provide us with a competitive advantage as we source and execute our initial business combination. This may include, without limitation, high-growth targets in the software, technology-enabled manufacturing and services, mobility and transportation sectors, as well as companies that help to address evolving environmental, social and governance (“ESG”) related issues, where a public listing, financing from an initial business combination and access to public capital markets will enable the target to build on its competitive advantages and allow the target company’s management and directors to further accelerate its growth profile.

Acquisition / Investment Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. While we intend to utilize these criteria in evaluating business combination opportunities, we expect that no individual criterion will entirely determine a decision to pursue a particular opportunity.

●	Financial Stability and Visibility: We expect to target an initial business combination with a company in which we can readily identify current and future revenues, a path to sustained long-term profitability and attractive future cash flow dynamics;

●	Leading Industry and Market Position: We intend to seek targets whose products and/or services currently enjoy, or are expected to enjoy, leading positions in their respective markets with sustainable competitive advantages and natural barriers to market entry;

●	Resilient Barriers to Entry: We seek established and emerging market leaders with defensible and self-reinforcing competitive advantages such as high switching costs, network effects, proprietary data/integrations and learning effects;

●	Multiple Growth Avenues: Our ideal business combination partners have the capability to grow both organically and through targeted acquisitions, and can leverage our own expertise across M&A and capital markets advisory for evaluation of strategic processes;

●	Strong and Public-Company-Ready Management Team: We will seek to acquire or merge with a business with an experienced management team with a proven history of success in prior endeavors across both private and publicly-listed companies;

●	Focus on Environmental, Social, and Governance Issues: We intend to seek business combinations with companies that have established corporate values that embrace and address pressing issues related to environmental, social, and governance concerns;

●	Potential to Benefit from Our Expertise: We will rely on our advisory heritage to assist management in identifying, negotiating, financing and structuring transactions including acquisition and/or capital raises to support and accelerate long-term growth.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria as well as other considerations and factors that our management team and advisors may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Annual Report on Form 10-K, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Notwithstanding the foregoing, these criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may or may not be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria and guidelines that our management may deem relevant.

Administrative Support Agreement

The Company has entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $55,556 per month for office space and administrative and support services. As of December 31, 2024 and 2023, $111,112 and $0 had been incurred and billed under the administrative support agreement, respectively.

Promissory Note – Related Party

During June 2024, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and became due on November 8, 2024 upon the closing of the Initial Public Offering. During the year ended December 31, 2024, the Company borrowed $132,984 under the Note to pay for offering costs, of which $98,228 was settled through risk capital funding and $34,756 was repaid from the proceeds of the Initial Public Offering placed in the Trust Account. During the period from May 10, 2023 (inception) through December 31, 2023, the Company did not make any borrowings under the Note. As of December 31, 2024 and 2023, the Company had no outstanding balance under the Note. The risk capital used to settle a portion of the Note is part of the private placement units issued contemporaneously with the Initial Public Offering and hence included as part of additional paid-in capital in the accompanying statements of changes in equity.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience.

Each of our directors and officers, directly or indirectly, own founder shares and/or private placement units following the initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, such officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity subject to his or her fiduciary duties. In addition, certain of our sponsor, officers and directors currently are directors or officers of other blank check companies, and may, in the future, sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to such officer’s and director’s fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association will provide that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our initial public offering and the sale of private shares, our capital stock, debt or a combination of these in effecting a business combination. Accordingly, investors are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Fair Market Value of Target Business

The Nasdaq listing rules require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account). We refer to this as the 80% fair market value test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. In addition, pursuant to Nasdaq listing rules, our initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target business or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If our initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 20 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or two business days prior to the scheduled date of the general meeting set forth in our proxy materials, as applicable (unless we elect to allow additional withdrawal rights). Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

GSR Sponsor, our directors and officers have agreed that we will have only 18 months (or up to 21 months at the discretion of GSR Sponsor without the need for a shareholder vote and without the ability of any shareholder to redeem their shares) from the closing of the initial public offering to complete our initial business combination. If we have not completed our initial business combination within such 18-month or 21-month period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our public rights, which will expire worthless if we fail to complete our initial business combination within the 21-month time period.

Our initial shareholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 18 months (or up to 21 months at the discretion of GSR Sponsor) from the closing of the initial public offering. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 21-month time period.

If we seek shareholder approval to extend beyond the 21-month period in which to complete an initial business combination to a later date, we will offer our public shareholders the right to have their public ordinary shares redeemed for a pro rata share of the aggregate amount then on deposit in the trust account, including interest (less permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), as described in greater detail in this prospectus. In the event that we fail to receive shareholder approval to extend the period of time we have to complete an initial business combination beyond 21 months, we will cease all operations except for winding up, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to the Company (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then public shares in issue, which redemption will completely extinguish public shareholder’ rights as shareholders (including the right to receive further liquidation distributions, if any); and as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve.

GSR Sponsor, our directors and officers have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months (or up to 21 months at the discretion of GSR Sponsor) from the closing of the initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

If we were to expend all of the net proceeds of the initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. GSR Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriter of the initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then GSR Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether GSR Sponsor has sufficient funds to satisfy its indemnity obligations and believe that GSR Sponsor’s only assets are securities of our company and, therefore, GSR Sponsor may not be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses, and GSR Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against GSR Sponsor to enforce their respective indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against GSR Sponsor to enforce their respective indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

We will seek to reduce the possibility that GSR sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. GSR Sponsor will also not be liable as to any claims under our indemnity of the underwriter of the initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $232,357,500 from the proceeds of the initial public offering and the sale of the private placement units, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $800,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $800,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months (or up to 21 months at the discretion of GSR Sponsor) from the closing of the initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination within 18 months (or up to 21 months at the discretion of GSR Sponsor) from the closing of the initial public offering, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of rights will not have any right to the proceeds held in the trust account with respect to the rights.

Amended and Restated Certificate of Incorporation

Our amended and restated memorandum and articles of association contain certain requirements and restrictions relating to the initial public offering that will apply to us until the consummation of our initial business combination. Our amended and restated memorandum and articles of association contain a provision which provides that, if we seek to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months (or up to 21 months at the discretion of GSR Sponsor) from the closing of the initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction, into their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (less permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), or (2) provide our public shareholders with the opportunity to tender their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (less permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), in each case subject to the limitations described herein;

●	our initial business combination must be approved by a majority of our board of directors and a majority of our independent directors;

●	if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the votes cast by shareholders who, being entitled to do so, attend and vote (either in person or by proxy) at a general meeting of the company;

●	if our initial business combination is not consummated within 18 months (or up to 21 months at the discretion of GSR Sponsor) from the closing of the initial public offering, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares on any initial business combination.

These provisions cannot be amended without the approval of a special resolutions, which requires the approval of holders of at least two-thirds of our ordinary shares who, being entitled to do so, attend and vote (either in person or by proxy) in a general meeting. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association provide that we may consummate our initial business combination only if approved by a majority of the ordinary shares voted by our shareholders at a duly held general meeting.

Additionally, our amended and restated memorandum and articles of association provide that, prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors and that holders of a majority of our founder shares may remove a member of the board of directors for any reason. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with our initial business combination, except as required by law, holders of our founder shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination, and our outstanding rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We currently maintain our executive offices at 5900 Balcones Drive, Suite 100, Austin, TX 78731, United States of America. The cost for this space is included in the $55,556 per month fee that we will pay an affiliate of GSR Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have four officers and do not intend to have any additional full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Audited Financial Statements

We will register our units, Class A ordinary shares and public rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, depending on the circumstances and the historical financial statements may be required to be audited in accordance with PCAOB standards. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Legal Proceedings

To the knowledge of our management team, there is no material litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS

You should consider carefully all of the risks described below, together with the other information contained in this Form 10-K, before making a decision to invest in our securities. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

Summary Risk Factors

The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

●	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

●	Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

●	Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Risks Relating to Our Sponsor and Management Team

●	Our directors may decide not to enforce the indemnification obligations of GSR Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

●	Our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

●	The requirements of being a public company may strain GSR’s resources and divert management’s attention.

●	If we seek shareholder approval of our initial business combination, our initial shareholders, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Risks Relating to Our Securities

●	Our rights and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

●	Because each whole right entitles the holder to receive one Class A ordinary share upon the consummation of the business combination, the units may be worth less than units of other blank check companies.

●	If our security holders exercise their registration rights, it may have an adverse effect on the market price of our Class A ordinary shares and the existence of these rights may make it more difficult to effect a business combination.

●	Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	There may be tax consequences to our business combinations that may adversely affect us.

●	If third parties bring claims against the Company, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

●	GSR may be a target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Business Combination from being completed.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a exempted company incorporated under the laws of the Cayman Islands with no operating results, and we will not commence operations until obtaining funding through the initial public offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting commissions is not available for us to use as consideration in an initial business combination. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. Consequently, if accepting all properly submitted redemption requests would not allow us to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our rights will expire worthless.

GSR Sponsor, our directors and officers have agreed that we must complete our initial business combination within 18 months (or up to 21 months at the discretion of GSR Sponsor without the need for a shareholder vote and without the ability of any shareholder to redeem their shares) from the closing of the initial public offering, or such later time as may be agreed by our shareholders. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, geopolitical instability emanating from the ongoing conflict between Russia and the Ukraine as well as the recent escalation of tensions in the Middle East could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, geopolitical stability may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our rights will expire worthless.

If we are unable to complete an initial business combination within the 18-month or 21-month period, we may seek an amendment to our amended and restated memorandum and articles of association to extend the period of time we have to complete an initial business combination beyond 21 months. Our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning that such an amendment be approved by at least two-thirds of our ordinary shares who, being entitled to do so, attend and vote (either in person or by proxy) at a general meeting of the company. If we seek shareholder approval to extend beyond the 21-month period in which to complete an initial business combination to a later date, we will offer our public shareholders the right to have their public ordinary shares redeemed for a pro rata share of the aggregate amount then on deposit in the trust account, including interest (less permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), as described in greater detail in this prospectus.

Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the conflict in the Middle East.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination. The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms, or at all.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

Recent increases in inflation in the United Stated and elsewhere may be leading to increased price volatility in publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent years, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our rights will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the initial public offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses, including the ability to negotiate more attractive acquisition terms. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our rights will expire worthless.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by May 6, 2026 (or such later date as may be extended in accordance with our amended and restated memorandum and articles of association).

As of December 31, 2024, GSR had $1,787,033 in cash held outside of the Trust Account for its working capital needs. GSR has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. We may need to raise additional funds in order to meet the expenditures required for operating our business. Further, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. While GSR intends to complete any proposed business combination before May 6, 2026 (or such later date as may be extended in accordance with our amended and restated memorandum and articles of association) there are no assurances that this will happen. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about GSR’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers is required to commit any specified amount of time to our affairs and, accordingly, our officers will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after a business combination, however, cannot presently be ascertained. Although some of our key personnel serve in senior management or advisory positions following a business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors will not commit their full time to our affairs. We presently expect each of our officers and directors to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of our initial business combination. The foregoing could have a negative impact on our ability to consummate our initial business combination.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private shares, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

It is likely we will consummate a business combination with a single target business, although we have the ability to simultaneously acquire several target businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

GSR’s issuance of additional capital stock in connection with financings, acquisitions, investments, stock incentive plans or otherwise will dilute all other shareholders.

GSR expects to issue additional capital stock in the future that will result in dilution to all other shareholders. GSR expects to grant equity awards to employees, directors, and consultants under its stock incentive plans. GSR expects to raise capital through equity financings in the future. As part of its business strategy, GSR may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause shareholders to experience significant dilution of their ownership interests and the per share value of Class A ordinary shares to decline.

The ability to execute GSR’s strategic plan could be negatively impacted to the extent a significant number of shareholders choose to redeem their shares in connection with the Business Combination.

In the event the aggregate cash consideration GSR would be required to pay for all of its public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the Business Combination Agreement exceeds the aggregate amount of cash available to GSR, GSR may be required to increase the financial leverage GSR’s business would have to support. This may negatively impact GSR’s ability to execute on its own future strategic plan.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering and the sale of the private shares, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking shareholder approval or engaging in a tender offer in connection with any proposed business combination may delay the consummation of such a transaction. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investor’s altogether.

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or which approximates the per-share amounts in our trust account at such time. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the private shares will be sufficient to allow us to consummate a business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private shares prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to redeem into cash a significant number of shares from dissenting shareholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our Sponsor, officers, directors or shareholders is required to provide any financing to us in connection with or after a business combination.

If, before distributing the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any liquidation claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation would be reduced.

The outbreak of infectious diseases, endemics, pandemics and other public health crises and the impact on businesses and debt and equity markets could have a material adverse effect on our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination.

Beginning in late 2019, the COVID-19 pandemic caused substantial disruption to global economies and markets and, since then, the virus has continued to spread on a global scale. A significant outbreak of the COVID-19 and other infectious diseases, including the resurgence or variants thereof, could result in a widespread health crisis that could adversely affect economies and financial markets worldwide, business operations and the conduct of commerce generally and could have a material adverse effect on the business of any potential target business with which we complete a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 or other public health crises restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner or even to conduct requisite due diligence. In addition, countries or supranational organizations in our target markets may develop and implement legislation that makes it more difficult or impossible for entities outside such countries or target markets to acquire or otherwise invest in companies or businesses deemed essential or otherwise vital. The extent to which COVID-19 or other public health crises impact our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and new variants of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. While vaccines for COVID-19 have been developed, there is no guarantee that such vaccines will be durable. The treatment or vaccine for COVID-19 and any potentially emerging variants may be ineffective or underutilized. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other public health events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Finally, the outbreak of COVID-19 or the emergence of new or other public health crises may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

The Company’s cash and cash equivalents could be adversely affected if the financial institutions in which it holds its cash and cash equivalents fail.

The Company maintains the majority of its cash and cash equivalents in accounts with major U.S. institutions, and its deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where the Company maintains its cash and cash equivalents, there can be no assurance that the Company would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect the Company’s business and financial position and our ability to consummate a business combination.

The requirement that we complete an initial business combination within the prescribed period of time may give potential target businesses leverage over us in negotiating a business combination.

We have until May 6, 2026 (or August 7, 2026 at the discretion of GSR Sponsor) to consummation a business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may extend our time period to consummate our initial business combination for an additional three months and accordingly have a total of 18 months from the closing of our initial public offering to consummate a business combination without submitting such proposed extension to our shareholders for approval or offering our public shareholders redemption rights in connection therewith.

We will have until May 6, 2026 (or August 7, 2026 at the discretion of GSR Sponsor) to consummate a business combination. Pursuant to the terms of our amended and restated memorandum and articles of association and subject to deposit of additional funds by our Sponsor or its affiliates or designees into our trust account as set forth thereunder, we may effectuate such extension without submitting such proposed extension to our shareholders for approval or offering our public shareholders redemption rights in connection with the proposed extension.

We may not be able to complete an initial business combination since such initial business combination may be subject to regulatory review and approval requirement, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on — among other factors — the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required under our amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential initial business combination, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our private placement units will be worthless.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

Because we must furnish our shareholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we will not be able to complete a business combination with prospective target businesses unless their financial statements are prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. Additionally, to the extent we furnish our shareholders with financial statements prepared in accordance with IFRS, such financial statements will need to be audited in accordance with U.S. GAAP at the time of the consummation of the business combination. These financial statement requirements may limit the pool of potential target businesses we may acquire.

Risks Relating to Our Sponsor and Management Team

Past performance by our management team or their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or their affiliates, is presented for informational purposes only. Any past experience of and performance by our management team or their affiliates is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of our management team as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our directors may decide not to enforce the indemnification obligations of GSR Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (1) $10.00 per public share or (2) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of permitted withdrawals, and GSR Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against GSR Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against GSR Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

Our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Our Sponsor has waived its right to redeem its founder shares or any other shares purchased in our initial public offering or thereafter, or to receive distributions from the trust account with respect to its founder shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the shares acquired prior our initial public offering, as well as any private shares purchased by our officers or directors, will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination and in determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest.

The requirements of being a public company may strain GSR’s resources and divert management’s attention.

As a public company, GSR will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations will increase the legal and financial compliance costs of GSR, make some activities more difficult, time-consuming or costly and increase demand on GSR’s systems and resources, particularly after it is no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that GSR maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve GSR’s disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect GSR’s business and operating results. GSR may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase its costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. GSR intends to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If GSR’s efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against GSR and its business may be adversely affected.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations and may in the future become affiliated with other entities engaged in business activities similar to those intended to be conducted by us. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations to other companies. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business. Additionally, our officers and directors may in the future become affiliated with entities that are engaged in a similar business, including another blank check company that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Delaware law. For a more detailed description of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of.

If we seek shareholder approval of our initial business combination, our initial shareholders, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike many other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, we would need 8,625,000 additional shares, or 37.5% (assuming all issued and outstanding shares are voted and the over-allotment option is not exercised), or only one additional share (assuming only the minimum number of shares representing a quorum are voted and the over-allotment option is not exercised), of the 23,000,000 public shares sold in the initial public offering to be voted in favor of an initial business combination in order to have such initial business combination approved. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. We expect that our initial shareholders and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

Risks Relating to Our Securities

Our rights and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued rights to receive 3,346,071 Class A ordinary as part of the units offered by this prospectus and, simultaneously with the closing of the initial public offering, we issued, in a private placement, an aggregate of 422,500 . In addition, if our sponsor or an affiliate of our sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 1,500,000 private placement units, at the price of $10.00 per unit. To the extent we issue ordinary shares to effectuate our initial business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon conversion of these rights could make us a less attractive acquisition vehicle to a target business. Additionally, our initial shareholders currently hold 5,750,000 Class B ordinary shares. The Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein.

To the extent we issue Class A ordinary shares to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon conversion of these rights or other conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination. Therefore, our rights and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

We have no obligation to net cash settle the rights.

In no event will we have any obligation to net cash settle the rights. Accordingly, the rights may expire worthless.

Because each whole right entitles the holder to receive one Class A ordinary share upon the consummation of the business combination, the units may be worth less than units of other blank check companies.

Each whole right entitles the holder to receive one Class A ordinary share upon the consummation of the business combination. Pursuant to the rights agreement, no fractional rights will be issued upon separation of the units, and you must hold units in multiples of seven in order to receive shares for all of your rights upon closing of a business combination. This is different from other offerings similar to ours whose units include one ordinary share and one right to receive one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the public rights upon completion of a business combination since each seven units will be convertible in the aggregate for one Class A ordinary share compared to units that each contain a whole right to receive one share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a public right to receive one whole share.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our Class A ordinary shares and the existence of these rights may make it more difficult to effect a business combination.

The holders of the founder shares are entitled to make a demand that we register the resale of the founder shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the holders of the private shares and any ordinary shares our Sponsor, officers, directors, or their affiliates may be issued in payment of working capital loans made to us, are entitled to demand that we register the resale of the private shares and any other ordinary shares we issue to them commencing at any time after we consummate an initial business combination. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the shareholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our Class A ordinary shares.

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We intend to have our units listed on Nasdaq on or promptly after the date of this prospectus and our Class A ordinary shares and public rights listed on or promptly after their date of separation. Although after giving effect to the initial public offering we expect to meet, the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain an average global market capitalization and a minimum of 400 public holders. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 400 round lot holders of our unrestricted securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A ordinary shares and public rights will be listed on Nasdaq, our units, Class A ordinary shares and public rights will qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

If third parties bring claims against the Company, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors.

GSR Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of permitted withdrawals, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriter of the initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, GSR Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether GSR Sponsor has sufficient funds to satisfy their respective indemnity obligations and believe that GSR Sponsor’s only assets are securities of our company. GSR Sponsor may not have sufficient funds available to satisfy those obligations. We have not asked GSR Sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

GSR may be a target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Business Combination from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into business combination agreements or similar agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on GSR’s liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Business Combination, then that injunction may delay or prevent it from being completed. Currently, GSR is not aware of any securities class action lawsuits or derivative lawsuits being filed in connection with the Business Combination.

General Risk Factors

We are a newly formed company with a very limited operating history and, accordingly, you will not have any substantial basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with very limited operating results to date. Since we do not have a substantial operating history, you will have a very limited basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

Our financial statements have been prepared assuming a going concern.

Our financial statements as of December 31, 2024 were prepared under the assumption that we will continue as a going concern for a period of time within one year from the date the financial statements are issued. Our independent registered public accounting firm has issued a report that includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by May 6, 2026 (or August 7, 2026 at the discretion of GSR Sponsor).

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Since only holders of our founder Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or shareholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We are a blank check company with no business operations. Since our initial public offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our Board is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our initial public offering.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 5900 Balcones Drive, Suite 100, Austin, TX 78731, United States of America. The cost for this space is included in the $55,556 per month fee that we will pay an affiliate of GSR Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our units began trading on Nasdaq under the symbol “GSRT” on November 7, 2024. On December 18, 2024, the Company’s units became voluntarily separable into one Ordinary Share and one-seventh of one right. The ordinary shares, units rights began trading on Nasdaq under the symbols “GSRT,” “GSRTU” and “GSRTR,” respectively shortly thereafter. Each unit consists of one Ordinary Share and one-seventh of one right. Each whole right entitles the holder thereof to receive one Class A Ordinary Share upon the consummation of our initial business combination.

(b) Holders

At March 24, 2025, there was one holder of record of Class A ordinary shares, four holders of record of Class B ordinary shares, one holder of record of GSR rights and one holder of record of units.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not required for smaller reporting companies.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the “Company,” “our,” “us” or “we” refer to GSR III Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on May 10, 2023 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities that we have not yet identified (“Business Combination”).

As of December 31, 2024, we had not yet commenced operations. All activity through December 31, 2024 relates to our formation and our Initial Public Offering which is described below, and since the Initial Public Offering, our search for a Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds held in the Trust Account (as defined below). We have selected December 31 as our fiscal year end.

Initial Public Offering and Private Placement

The registration statement for the Company’s Initial Public Offering was declared effective on November 7, 2024. On November 8, 2024, the Company consummated the Initial Public Offering of 23,000,000 Units including 3,000,000 additional public units as the underwriters’ over-allotment option was exercised in full at $10.00 per Unit, generating gross proceeds of $230,000,000.

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the Private Placement of 422,500 Private Placement Units including 7,500 additional Private Placement Units as the underwriters’ over-allotment option was exercised in full to the Sponsor, at a price of $10.00 per Private Placement Unit, generating total proceeds of $4,225,000. This amount from the sale of the Private Placement Units are added to the net proceeds from the Initial Public Offering held in the Trust Account. The proceeds received from the sale of the Private Placement Units held in the Trust Account was used partially to pay some general and administrative expenses.

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

Liquidity and Capital Resources

As of December 31, 2024 and 2023, we had $1,787,033 and zero, respectively, of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes.

For the year ended December 31, 2024, cash used in operating activities was $553,615, of which changes in operating assets and liabilities accounted for $90,814.

For the period from May 10, 2023 (inception) through December 31, 2023, cash used in operating activities was zero.

We intend to use substantially all of the net proceeds of the Initial Public Offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to effect our initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

Over the next 12 months (assuming a Business Combination is not consummated prior thereto), we will be using the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial Business Combination is less than the actual amount necessary to do so, or the amount of interest available to us from the Trust Account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial Business Combination. Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that mandatory liquidation, should we not complete a Business Combination and an extension of our deadline to do so not be approved by the stockholders of the Company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern if it does not complete a Business Combination.

As of December 31, 2024, the Company had $1,787,033 in its operating bank account and working capital of $1,886,349. The Company has incurred and expects to incur significant costs to operate as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. These factors also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Management plans to complete a Business Combination before the mandatory liquidation date and anticipates that the Company will have sufficient liquidity to fund its operations until then. However, there can be no assurance that we will be able to consummate a Business Combination within the required timeframe or that liquidity will be sufficient to fund operations. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

Our entire activity since inception up to December 31, 2024 relates to our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds held in the Trust Account.

For the year ended December 31, 2024, we had a net income of $949,295, which consisted of nonoperating income earned on the Trust Account and operating account of $1,412,109, partially offset by loss from operations of $462,814 consisting of general and administrative expenses.

For the period from May 10, 2023 (inception) through December 31, 2023, we had a net loss of $16,498, all of which consisted of formation and operating costs.

Contractual Obligations

Administrative Services Agreement

Commencing on November 8, 2024, the Company has entered into an agreement to pay the Sponsor a total of up to $55,556 per month for office space and administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2024, the Company incurred $111,112 in fees for these services, which are included within general and administrative expenses in the statements of operations (none in 2023).

Promissory Note – Related Party

During June 2024, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and became due on November 8, 2024 upon the closing of the Initial Public Offering. During the year ended December 31, 2024, the Company borrowed $132,984 under the Note to pay for offering costs, of which $98,228 was settled through risk capital funding and $34,756 was repaid from the proceeds of the Initial Public Offering placed in the Trust Account. During the period from May 10, 2023 (inception) through December 31, 2023, the Company did not make any borrowings under the Note. As of December 31, 2024 and 2023, the Company had no outstanding balance under the Note. The risk capital used to settle a portion of the Note is part of the private placement units issued contemporaneously with the Initial Public Offering and hence included as part of additional paid-in capital in the statements of changes in equity.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company Working Capital Loans. If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement units at a price of $10.00 per unit. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2024 and 2023, the Company had no outstanding Working Capital Loans.

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have not identified any critical accounting estimates.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This standard was effective for the Company for the year ended December 31, 2024 and did not have a material impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Financing Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers, we conducted an evaluation of the effectiveness, of our disclosure controls and procedures as of December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officers and principal financial and accounting officer have concluded that due to inadequate segregation of duties within account processes and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping, during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management’s Annual Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2024 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this Form 10-K, our directors and executive officers are as follows:

Gus Garcia	43	Co-Chief Executive Officer
Lewis Silberman	45	Co-Chief Executive Officer
Anantha Ramamurti	49	President and Chief Financial Officer
Yuya Orime	36	Chief Business Development Officer
Jonathan Cole	40	Director Nominee
Susie Kuan	38	Director Nominee
Jody Sitkoski	65	Director Nominee

Gus Garcia serves as our Co-Chief Executive Officer and Director. Mr. Garcia formerly served as Co-Chief Executive Officer and Director of GSR II Meteora Acquisition Corp, a blank check company that completed its initial business combination with Bitcoin Depot Inc. in Q2 2023. Prior to that Mr. Garcia served as Co-President and Director of Graf Acquisition Corp. IV, a blank check company that completed its initial business combination with NKGen Biotech, Inc. in Q3 2023. Mr. Garcia is the former Head of SPAC M&A for Bank of America Securities, where he was responsible for advising private companies and SPACs on all aspects of mergers involving SPACs. In his last 12 months at Bank of America, Mr. Garcia advised on 13 SPAC transactions with approximately ~$20 billion in negotiated equity value in the aggregate. The five most recently announced SPAC transactions that Mr. Garcia advised on are the sale of BuzzFeed to 890 5th Avenue Partners, the sale of Velo3D to Jaws Spitfire Acquisition Corp., the sale of Spire Global to NavSight Holdings, the sale of Origin Materials to Artius Acquisition Inc. and the sale of XOS to NextGen Acquisition Corp. In addition, Mr. Garcia has worked on and overseen transactions with an excess of $150 billion in value across PIPEs, corporate separations and other mergers & acquisitions. Prior to being the Head of SPAC M&A, Mr. Garcia led the separations practice for Bank of America where he focused on complex corporate transactions such as spin-offs (including one of the top 5 largest spin-offs in corporate history), splitoffs, reverse Morris trusts, carve-out IPOs and structured private capital raises. Prior to the merger with Bank of America, Mr. Garcia worked at Merrill Lynch in the Corporate Finance group where he also focused on complex corporate transactions, as well as structured investments held on the bank’s balance sheet in partnership with Merrill Lynch’s Global Principal Investment group. Prior to Merrill Lynch, Mr. Garcia worked in HSBC’s Healthcare Investment Banking Group, and prior to HSBC, he worked in Wells Fargo Securities’ M&A group. Additionally, Mr. Garcia is a co-founder and partner of SPAC Advisory Partners, LLC, a boutique financial advisory firm focused on the special purpose acquisition company market. SPAC Advisory Partners is an affiliate of our underwriters. Mr. Garcia also sits on the Board of Directors for New York Cares, the largest volunteer network in New York City, serving nonprofit organizations and schools. Mr. Garcia graduated magna cum laude with a Bachelor of Science in Business Administration and a Master of Science in International Commerce & Finance from Georgetown University in 2003.

Lewis Silberman serves as our Co-Chief Executive Officer and Director. Mr. Silberman formerly served as Co-Chief Executive Officer and Director of GSR II Meteora Acquisition Corp, a blank check company that completed its initial business combination with Bitcoin Depot Inc. in Q2 2023. Prior to that Mr. Silberman served as Co-President and Director of Graf Acquisition Corp. IV, a blank check company that completed its initial business combination with NKGen Biotech, Inc. in Q3 2023. Mr. Silberman is the former Head of SPAC Equity Capital Markets for Oppenheimer & Co. Inc., where he led financings for the firm’s SPAC IPOs and business combination clients. In his last 12 months at Oppenheimer & Co. Inc., Mr. Silberman managed several SPAC IPOs, including Gig4 Acquisition Corp. (GIGG), Noble Rock Acquisition Corp. (NRAC), MDH Acquisition Corp. (MDH), Class Acceleration Corp. (CLAS), and Rodgers Silicon Valley Acquisition Corp. (RSVA). Additionally, over the past several years, Mr. Silberman has acted in an advisory or placement agent role on transactions including Kingswood Acquisition Corp.’s combination with financial services company Binah Capital Group, CIIG Capital Partners II’s combination with electric mobility firm Zapp, Ascendent Acquisition Corp.’s combination with financial media and content company Beacon Street Group Holdings, Rodgers Silicon Valley Acquisition Corp.’s combination with next-generation battery manufacturer Enovix, Alpha Healthcare Acquisition Corp.’s combination with bioengineering firm Humacyte, Acies Acquisition Corp.’s combination with mobile gaming and loyalty rewards program company PlayStudios, and Roth CH Acquisition I Co.’s combination with PureCycle Technologies. Prior to his role in Oppenheimer’s Equity Capital Markets group, Mr. Silberman was the Head of Equity Sales for Oppenheimer for five years. Before joining Oppenheimer, Mr. Silberman spent three years at CIBC World Markets Corp., where he worked in a special situations client-coverage group focused on strategies including merger-arbitrage, ADR-arbitrage, and closed-end fund arbitrage. Prior to CIBC World Markets, Mr. Silberman worked at PaineWebber, Inc. Additionally, Mr. Silberman is a co-founder and partner of SPAC Advisory Partners, LLC, a boutique financial advisory firm focused on the special purpose acquisition company market. SPAC Advisory Partners is an affiliate of our underwriters. Mr. Silberman is also a Director at Chain Bridge I, a Nasdaq-listed special purpose acquisition company. Mr. Silberman holds a Bachelor of Science degree from the Leonard N. Stern School of Business at New York University, with a dual major in finance and marketing (2000), as well as a Master of Business Administration from the Stern School at New York University, with a dual concentration in Financial Markets and Management (2010). Mr. Silberman has completed three New York City Marathons (2017, 2018 and 2019) as a member of Fred’s Team to raise money for Memorial Sloan-Kettering Cancer Center.

Anantha Ramamurti serves as our President, Chief Financial Officer and Director. Mr. Ramamurti has over 26 years of experience in the Technology sector across engineering, corporate finance and investment banking roles. Mr. Ramamurti formerly served as President and Director of GSR II Meteora Acquisition Corp, a blank check company that completed its initial business combination with Bitcoin Depot Inc. in Q2 2023. Prior to that Mr. Ramamurti served as Chief Financial Officer of Graf Acquisition Corp. IV, a blank check company that completed its initial business combination with NKGen Biotech, Inc. in Q3 2023. Mr. Ramamurti was most recently a Managing Director and the Head of Global Mobility Group at Bank of America Securities where he was responsible for the coverage of the AutoTech sector and other emerging technologies since joining the firm in 2017. During his career at Bank of America, Mr. Ramamurti advised on several SPAC merger transactions, including the acquisition of Lucid Motors by Churchill Capital Corp. IV, the sale of Xos Trucks to NextGen Acquisition Corp., the acquisition of EVgo by Climate Change Crisis Real Impact I Acquisition Corporation, the sale of Proterra to ArcLight Clean Transition Corp., the sale of Lightning eMotors to GigCapital3, the sale of ChargePoint to Switchback Energy Acquisition Corporation, the sale of Canoo to Hennessy Capital Acquisition Corp. IV, and the sale of Velodyne Lidar to Graf Industrial Corp., among others. Prior to Bank of America, Mr. Ramamurti worked at Deutsche Bank since 2010 where he was most recently a Director in the Technology Investment Banking group and covered clients across semiconductor, communications, networking and cleantech sectors. Mr. Ramamurti started his investment banking career in 2009 at Guggenheim Securities in its Consumer & Retail investment banking group. During his banking career, Mr. Ramamurti had led execution on over 65 transactions totaling over $80 billion in transaction value across all product areas, including equity offerings, debt issuances, SPAC mergers and other M&A advisory. Prior to banking, Mr. Ramamurti served as a Senior Financial Analyst at Taco Bell, a division of Yum! Brands, where he oversaw the operations of company-owned stores in several states in the Midwest. Prior to finance, Mr. Ramamurti spent almost 12 years in various engineering roles at Rockwell Semiconductor Systems, Texas Instruments and several other firms, where he was responsible for the design and development of semiconductor processor chips. Mr. Ramamurti holds four patents in the areas of design and development. Additionally, Mr. Ramamurti is a co-founder and partner of SPAC Advisory Partners, LLC, a boutique financial advisory firm focused on the special purpose acquisition company market. SPAC Advisory Partners is an affiliate of our underwriters. Mr. Ramamurti has an MBA with Honors in Finance from the UCLA Anderson School of Management, a Master’s with Honors in Electrical Engineering from the University of Pittsburgh, and a Bachelor’s with Honors in Instrumentation Engineering from the Birla Institute of Technology and Science (BITS), Pilani, India.

Yuya Orime serves as our Chief Business Development Officer. Mr. Orime currently also serves as Senior Vice President of SPAC Advisory Partners, a boutique financial advisory firm focused on the SPAC market. SPAC Advisory Partners is an affiliate of our underwriters. Most recently, Mr. Orime was Senior Vice President at GSR II Meteora Acquisition Corp. (GSRM), which successfully closed a SPAC transaction with Bitcoin Depot (NASDAQ: BTM) in June 2023. Prior to GSRM, Mr. Orime worked at Bank of America Securities from 2012 to 2022 where he was most recently a Director in the Technology Investment Banking group and covered clients across AutoTech and Enterprise Software sectors. During his career, Mr. Orime has advised on several SPAC mergers, including the sale of Zapp Electric Vehicles to CIIG II, sale of Spire Global to NavSight, acquisition of Lucid by Churchill IV, sale of Xos to NextGen, acquisition of EVgo by Climate Change Crisis I, sale of Proterra to ArcLight, sale of Lightning eMotors to GigCapital3, sale of ChargePoint to Switchback, sale of Canoo to Hennessy IV, and sale of Velodyne Lidar to Graf Industrial. Mr. Orime received his B.S. in Business Administration from University of Southern California in 2011.

Jonathan Cole serves as one of our independent directors. Mr. Cole is the founder and currently the Chief Executive Officer of Movida Hotel Group and Onera Escapes (“Movida”), an experiential hospitality platform specializing in operations, investment, and construction. Since its founding in 2015, the company operated hundreds of landscape hotels, boutique hotels, and hospitality properties throughout the United States and Mexico. Mr. Cole has served as CEO since 2021 and Co-CEO since 2018. He is a Partner at Onera Opportunity Fund I (“Onera”), a real estate fund focusing on alternative hospitality assets. Onera completed the first sale of a landscape glamping property to a public REIT in 2022. From 2016 to 2018, Mr. Cole was the Chief Executive Officer of Cowboy Analytics LLC (“Cowboy Analytics”), a payments and data company. Prior to this, from 2015 until its sale in 2016, he served as the CEO of Rally.org/Piryx (“Priyx”), a payment technology company specializing in cause-based funding and backed by Greylock Partners, Google Ventures, and FLOODGATE. Under his leadership, Piryx was the largest political fundraising platform in the United States, and Rally.org was recognized as a pioneer in crowdfunding and underwriting. Piryx achieved a sale in 2016. From 2014 to 2015, Mr. Cole was the Chief Financial Officer of Rally.org/Piryx. Before 2014, he was an attorney and advisor to Almavi Empreendimentos LTDA, a private investment office based in Goiania, Brazil. Mr. Cole is currently a board member of Cowboy Analytics and previously served on the board of Semiconductor Resources International, a transnational semiconductor equipment broker. He holds a B.A. in History and Government from the University of Texas at Austin, a J.D. from the University of Texas School of Law, and attended the McCombs Graduate School of Business at the University of Texas. He is a member of the New York and Texas bar associations.

Susie Kuan serves as one of our independent directors. Mrs. Kuan has over 17 years’ of experience in finance and accounting, including 10 years as a capital market expert where she guided companies with IPO, acquisition, divestiture and other capital market transactions in technology, fintech, biotech, and consumer industries amongst others. Since November 2023, Mrs. Kuan has been the Managing Principal, and Co-founder of Captiva Advisory, Inc. an IPO and technical accounting consulting firm based in San Francisco, CA. Prior to that, she was a Managing Director with Deloitte & Touche LLP, a global professional services firm, where she helped build the firm’s IPO practice and led several dozen IPO transactions. Mrs. Kuan is a Certified Public Accountant in California and holds a Master of Science in Taxation from Golden Gate University and a BA in Accounting, Finance and International Finance from California State University- East Bay. She also obtained certifications in the Emerging CFO from Stanford Graduate School of Business and in Executive Leadership from Columbia Business School.

Jody Sitkoski serves as one of our independent directors. Mr. Sitkoski has over 30 years of experience in building and managing technology companies. Since 2019, Mr. Sitkoski has served as the Chief Executive Officer & President of GIS Renewable Energy Colombia SAS, where he is developing renewable energy & energy storage projects with a $500 million credit facility from a Singapore Financial Institution. Since 2021, Mr. Sitkoski has served as a director of global business for DD Dannar Corp., a fully electric heavy equipment manufacturing company specializing in zero emission infrastructure, agriculture and defense technologies. Mr. Sitkoski co-founded MR3 Systems, Inc., an ion exchange technology company that developed tools to assist in rare mineral extraction and recovery. Mr. Sitkoski also serves as strategic advisor to Mel-Mont Medical, a early cancer detection protocol recently approved by the FDA. Mr. Sitkoski was recently appointed to the VP of Clinical Partnerships and Growth for Dapper.Care an online AI medical companion being developed in collaboration with AWS and Care America Pharmacy Services.

Number, Terms of Office and Appointment of Directors and Officers

During the past ten years, none of the Company’s executive officers, directors or nominees have (i) been convicted in a criminal proceeding (excluding traffic violations and similar misdemeanors) or (ii) been a party to any judicial or administrative proceeding (except for matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining such person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

During the past ten years except as discussed below (i) no petition has been filed under federal bankruptcy laws or any state insolvency laws by or against any of our executive officers, directors or nominees, (ii) no receiver, fiscal agent or similar officer was appointed by a court for the business or property of any of our executive officers, directors or nominees, and (iii) none of our executive officers, directors or nominees was an executive officer of any business entity or a general partner of any partnership at or within two years before the filing of a petition under the federal bankruptcy laws or any state insolvency laws by or against such entity. All of the Company’s executive officers, directors and nominees listed above are U.S. citizens.

As of the date of this Form 10-K, we are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or any of our executive officers or directors in their corporate capacity.

Number and Terms of Office of Officers and Directors

Our board of directors consists of six members. Prior to our initial business combination, holders of our founder shares will have the right to appoint all of our directors and remove members of the board of directors for any reason, and holders of our public shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. Each of our directors will hold office for a three-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares (or, prior to our initial business combination, holders of our founder shares).

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman or Co-Chairman, a Vice-Chairman, a Chief Executive Officer or Co-Chief Executive Officers, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

During our 2024 fiscal year, there was one meeting of our board of directors. All of our directors attended at least 75% of the meetings held during fiscal year 2024. All directors are expected to attend meetings of the board of directors, meetings of the Committees upon which they serve and meetings of our shareholders absent cause.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our board has determined that each of Jonathan Cole, Susie Kuan and Jody Sitkoski is an independent director under applicable SEC rules and the Nasdaq listing standards.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that complies with Nasdaq rules, has been approved by our board of directors and has the composition and responsibilities described below.

Audit Committee

Our audit committee consists of Jonathan Cole, Susie Kuan and Jody Sitkoski. Ms. Kuan serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Ms. Kuan qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm has with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Our compensation committee consists of Jonathan Cole, Susie Kuan and Jody Sitkoski. Mr. Sitkoski serves as chairman of the compensation committee. We have adopted compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Co-Chief Executive Officers’ compensation, evaluating our Co-Chief Executive Officers’ performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Co-Chief Executive Officers based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the Board. The Board believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Jonathan Cole, Susie Kuan and Jody Sitkoski. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The Board will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual general meeting of shareholders (or, if applicable, a, extraordinary general meeting of shareholders). Our shareholders that wish to nominate a director for election to our Board should follow the procedures set forth in our by laws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2024 there were no delinquent filers.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Conflicts of Interest

Our management team, in their capacities as directors, officers or employees of GSR Sponsor or its respective or in their other endeavors, may choose to present potential Business Combinations to the related entities described above, current or future entities affiliated with or managed by either of our sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. For more information, see the section entitled “Management — Conflicts of Interest.”

In addition, members of our management team and our board of directors will directly or indirectly own founder shares and/or private placement units following the initial public offering, as set forth in “Principal Shareholders,” and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

Our sponsor and some of our directors and officers are officers, partners or affiliates of SPAC Advisory Partners, LLC, our underwriter, and are registered representatives of Kingswood Capital Partners LLC. As a result, SPAC Advisory Partners, LLC is deemed to have a “conflict of interest” within the meaning of FINRA Rule 5121. Accordingly, the initial public offering is being made in compliance with the applicable requirements of Rule 5121. SPAC Advisory Partners will not confirm sales to any account over which it exercises discretionary authority without the specific prior written approval of the account holder. In addition, Rule 5121 requires that a “qualified independent underwriter,” as defined in Rule 5121, participate in the preparation of the registration statement and prospectus and exercise the usual standards of due diligence with respect thereto. B. Riley has agreed to act as a qualified independent underwriter for the initial public offering. We have agreed to indemnify B. Riley against certain liabilities incurred in connection with acting as a qualified independent underwriter, including liabilities under the Securities Act.

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such Business Combination opportunity to such entity, or in the case of a non-compete restriction, may not present such opportunity to us at all, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial Business Combination.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial Business Combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, including with respect to our formation and initial public offering and to identifying potential target businesses and performing due diligence on suitable Business Combinations. Additionally, in connection with the successful completion of our initial Business Combination, we may determine to provide a payment to our sponsor, officers, directors, advisors or our or their affiliates; however any such payment would not be made from the proceeds of our initial public offering held in the trust account and we currently do not have any agreement or arrangement with any such party to do so. Our audit committee will review on a quarterly basis all payments that were or are to be made to our sponsor, officers, directors or our or their affiliates. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the Board for determination, either by a compensation committee constituted solely by independent directors or by a majority of independent directors on our Board.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this prospectus, and as adjusted to reflect the sale of our Class A ordinary shares included in the units sold in our initial public offering, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our directors and officers that beneficially owns ordinary shares; and

●	all our directors and officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement units as these units are not exercisable within 60 days of the date of this Form 10-K.

	Number of Shares Beneficially	Approximate Percentage of Issued and Outstanding Ordinary
Name and Address of Beneficial Owner(1)	Owned	Shares
GSR III Sponsor LLC(1)(2)	5,934,346	20%
Gus Garcia(2)	5,934,346	20%
Lewis Silberman(2)	5,934,346	20%
Anantha Ramamurti(2)	5,934,346	20%
Yuya Orime(3)	225,000	*
Jonathan Cole(4)	10,000	*
Susie Kuan(4)	10,000	*
Jody Sitkoski(4)	10,000	*
All officers, directors and director nominees as a group (eight individuals)

*	Less than one percent.
(1)

Represents (i) 5,495,000 Class B ordinary shares that automatically convert on a one-for one basis into Class A ordinary shares at the time of a qualifying initial Business Combination, or earlier at the option of the holder, and (ii) 439,346 private placement units that consist of 384,428 Class A ordinary shares and rights to receive 54,918 Class A ordinary shares after conversion of the right per unit to acquire one-seventh of one share upon the consummation of a qualifying initial Business Combination.

(2)	Messrs. Garcia, Silberman and Ramamurti each disclaims beneficial of such shares except to the extent of any pecuniary interest therein.
(3)	Includes the 225,000 founder shares our Sponsor transferred to Mr. Orime on December 19, 2024.
(3)	Includes the 10,000 founder shares our Sponsor transferred to each independent director on October 31, 2024.

Restrictions on Transfers of Founder Shares and Private shares

The founder shares, private placement units and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement with us to be entered into by our initial shareholders, directors and officers. Those lock-up provisions provide that such securities are not transferable or saleable (1) in the case of the founder shares, until the first earnings release that is at least 60 days after the completion of the Company’s initial Business Combination, at which point 25% of the Founder Shares will become transferable and thereafter an additional 25% will become transferable at each subsequent earnings release, and, notwithstanding the above, 100% of any Founder Shares will become immediately transferable, subsequent to any initial Business Combination, (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 10 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (2) in the case of the private placement units (including any private placement shares, private placement rights and any Class A ordinary shares underlying the private placement rights), until 30 days after the completion of our initial Business Combination, except in each case (unless otherwise described below) (a) transfer to (i) GSR Sponsor’s members, (ii) the directors or officers of the Company, GSR Sponsor or GSR Sponsor’s members, (iii) any affiliates or family members of the directors or officers of the Company, GSR Sponsor, GSR Sponsor’s members, (iv) any members or partners of GSR Sponsor or GSR Sponsor’s members, or their respective affiliates, or any affiliates of GSR Sponsor or GSR Sponsor’s members, or any employees of such affiliates, (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) in the case of a trust by distribution to one or more permissible beneficiaries of such trust; (f) by private sales or in connection with the consummation of a Business Combination at prices no greater than the price at which the securities were originally purchased; (g) to us for no value for cancellation in connection with the consummation of our initial Business Combination; (h) in the event of our liquidation prior to our completion of our initial Business Combination; (i) by virtue of the laws of Delaware law, by virtue of GSR Sponsor’s limited liability agreement or other constitutional, organizational or formational documents, as amended, upon dissolution of GSR Sponsor or by virtue of the constitutional, organization or formational documents of a subsidiary of GSR Sponsor that holds the relevant securities, upon liquidation or dissolution of such subsidiary; or (j) in the event of our completion of a liquidation, merger, share exchange, reorganization or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial Business Combination; provided, however, that in the case of clauses (a) through (e) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions.

No member of GSR Sponsor may Transfer all or any portion of its membership interests in GSR Sponsor, except (i) with the prior written consent of all of the managers of GSR Sponsor, or (ii) to such member’s affiliates, immediate family, or to a trust, the primary beneficiary(ies) of which is a member or members of such member’s immediate family; provided that such recipient shall be required to become a member of GSR Sponsor pursuant to the terms of GSR Sponsor’s limited liability agreement and, therefore, be bound by the restrictions on transfers as set forth therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Private Placement

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the private placement of 422,500 units (including underwriters’ over-allotment exercise of 7,500 Units at a price of $10.00 per Private Placement Unit), generating total proceeds of $4,225,000. Each Private Placement Unit entitles the holder thereof to one Class A ordinary share and one-seventh of one private right to purchase one Class A ordinary share at $10.00 per share.

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

Related Person Transactions Policy and Procedure

GSR’s Code of Ethics requires it to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board (or the audit committee). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

GSR’s audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent GSR enters into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to GSR than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. GSR also requires each of its directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, if such related party transaction were to occur, GSR has agreed not to consummate an initial Business Combination with an entity that is affiliated with any of the Sponsor, officers or directors of GSR unless GSR has obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial Business Combination is fair to our company from a financial point of view.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Grant Thornton LLP (“Grant Thornton” or “GT”) had served as our independent registered public accounting firm for the fiscal year 2023. On November 25, 2024, the Audit Committee dismissed Grant Thornton as our independent registered public accounting firm for the fiscal year 2024. On November 25, 2024, the Audit Committee appointed MaloneBailey, LLP (“MB”) as our independent registered public accounting firm for the fiscal year 2024.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Grant Thornton in connection with our initial public offering and regulatory filings till November 25, 2024. The aggregate fees billed by Grant Thornton for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 8-K and Form S-1 for the respective periods and other required filings with the SEC through November 25, 2024 were $105,110.51 in total. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. The aggregate fees billed by MB for professional services rendered for the audit of our financial statements for the year ended December 31, 2024 and for the period from May 10, 2023 (inception) through December 31, 2023 totaled $61,800.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay MB or GT any fees for consultations concerning financial accounting and reporting standards for the year ended December 31, 2024 and for the period from May 10, 2023 (inception) through December 31, 2023.

Tax Fees. We did not pay MB or GT for tax planning, tax advice and tax compliance for the year ended December 31, 2024 and for the period from May 10, 2023 (inception) through December 31, 2023.

All Other Fees. We did not pay MB or GT for any other services for the year ended December 31, 2024 and for the period from May 10, 2023 (inception) through December 31, 2023.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements. The following financial statements are submitted as part of this Annual Report on Form 10-K:

(b) Exhibits:

Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm PCAOB ID #206	F-2
Balance Sheets as of December 31, 2024 and 2023	F-3
Statements of Operations for the year ended December 31, 2024 and for the Period from May 10, 2023 (Inception) through December 31, 2023	F-4
Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2024 and for the Period from May 10, 2023 (Inception) through December 31, 2023	F-5
Statements of Cash Flow for the year ended December 31, 2024 and for the Period from May 10, 2023 (Inception) through December 31, 2023	F-7
Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

GSR III Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GSR III Acquisition Corp. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for the year ended December 31, 2024 and for the period from May 10, 2023 (inception) through December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended December 31, 2024 and for the period from May 10, 2023 (inception) through December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company’s business plan is dependent on the completion of a Business Combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2024.

Houston, Texas

March 27, 2025

GSR III ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2024	2023
Assets
Current assets:
Cash	$1,787,033	$-
Prepaid expenses	148,845	8,502
Total current assets	1,935,878	8,502
Investments held in Trust Account	231,412,096	-
Total Assets	$233,347,974	$8,502

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$49,529	$-
Total current liabilities	49,529	-
Deferred underwriting commissions	9,200,000	-
Total liabilities	9,249,529	-

Commitments and Contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 23,000,000 shares subject to possible redemption at $10.06 per share as of December 31, 2024 (zero as of December 31, 2023)	231,412,096	-

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of December 31, 2024 and 2023	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 422,500 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of December 31, 2024 and zero shares issued and outstanding as of December 31, 2023	42	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of December 31, 2024 and 2023	575	575
Additional paid-in capital	-	24,425
Accumulated deficit	(7,314,268)	(16,498)
Total Shareholders’ (Deficit) Equity	(7,313,651)	8,502
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ (Deficit) Equity	$233,347,974	$8,502

The accompanying notes are an integral part of these financial statements.

GSR III ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2024	For the Period from May 10, 2023 (Inception) through December 31, 2023
General and administrative expenses	$462,814	$16,498
Loss from operations	(462,814)	(16,498)

Other income
Dividends earned on investments held in Trust Account	1,412,096	-
Interest from the bank account	13	-
Net income (loss)	$949,295	$(16,498)

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	3,330,601	-
Basic and diluted net income per share, redeemable ordinary shares	$0.10	$-
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	5,811,182	5,750,000
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.10	$(0.00)

The accompanying notes are an integral part of these financial statements.

GSR III ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Year Ended December 31, 2024

	Ordinary Shares				Additional		Total Shareholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2023	-	$-	5,750,000	$575	$24,425	$(16,498)	$8,502
Sale of private placement units	422,500	42	-	-	4,224,958	-	4,225,000
Fair value of rights included in public units	-	-	-	-	4,107,143	-	4,107,143
Allocated value of offering costs to ordinary shares	-	-	-	-	(198,410)	-	(198,410)
Remeasurement of ordinary shares subject to possible redemption	-	-	-	-	(8,158,116)	(6,834,969)	(14,993,085)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	-	-	(1,412,096)	(1,412,096)
Net income	-	-	-	-	-	949,295	949,295
Balance – December 31, 2024	422,500	$42	5,750,000	$575	$-	$(7,314,268)	$(7,313,651)

The accompanying notes are an integral part of these financial statements.

GSR III ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) – (Continued)

For the Period from May 10, 2023 (Inception) through December 31, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – May 10, 2023 (Inception)	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial shareholder	-	-	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	-	-	(16,498)	(16,498)
Balance – December 31, 2023	-	$-	5,750,000	$575	$24,425	$(16,498)	$8,502

The accompanying notes are an integral part of these financial statements.

GSR III ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2024	For the Period from May 10, 2023 (Inception) through December 31, 2023
Cash Flows from Operating Activities:
Net income (loss)	$949,295	$(16,498)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on investments held in Trust Account	(1,412,096)	-
Changes in operating assets and liabilities:
Prepaid expenses	(140,343)	16,498
Accounts payable and accrued expenses	49,529	-
Net cash used in operating activities	(553,615)	-

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(230,000,000)	-
Net cash used in investing activities	(230,000,000)	-

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	230,000,000	-
Proceeds received from private placement	4,225,000	-
Repayment of promissory note - related party	(132,984)	-
Offering costs paid	(1,751,368)	-
Net cash provided by financing activities	232,340,648	-

Net increase in cash	1,787,033	-

Cash - beginning of the period	-	-
Cash - end of the period	$1,787,033	$-

Supplemental disclosure of noncash investing and financing activities:
Prepaid expenses paid by Sponsor in exchange for issuance of Founder Shares	$-	$25,000
Payment of deferred offering costs included in promissory note - related party	$132,984	$-
Proceeds allocated to public rights	$4,107,143	$-
Allocation of offering costs to ordinary shares subject to redemption	$10,885,942	$-
Remeasurement adjustment on ordinary shares subject to possible redemption	$14,993,085	$-
Subsequent measurement of ordinary shares subject to possible redemption	$1,412,096	$-
Deferred underwriting commissions	$9,200,000	$-
Reclassification of value for Class A ordinary shares	$230,000,000	$-

The accompanying notes are an integral part of these financial statements.

GSR III ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2024, the Company had not yet commenced operations. All activity for the period from May 10, 2023 (inception) through December 31, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating income in the form of interest and dividend income from investments held in trust, which proceeds were derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s Initial Public Offering was declared effective on November 7, 2024. On November 8, 2024, the Company consummated the Initial Public Offering of 23,000,000 units including 3,000,000 additional public units as the underwriters ‘over-allotment option was exercised in full (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $230,000,000 (see Note 3).

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 422,500 units including 7,500 additional private placement units as the underwriters ‘over-allotment option was exercised in full (the “Private Placement Units”) to GSR III Sponsor LLC (the “Sponsor”), at a price of $10.00 per Private Placement Unit, generating total proceeds of $4,225,000, which is described in Note 4. This amount from the sale of the Private Placement Units are added to the net proceeds from the Initial Public Offering held in the Trust Account. The proceeds received from the sale of the Private Placement Units held in the Trust Account was used partially to pay some general and administrative expenses.

Transaction costs amounted to $11,084,352, consisting of $975,000 of cash underwriting fees, $9,200,000 of deferred underwriting fees which will be paid on the consummation of initial Business Combination, and $909,352 of other offering costs.

Upon the closing of the Initial Public Offering and the Private Placement, $230,000,000 ($10 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested only in in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest or non-interest bearing bank demand deposit account or other accounts at a bank. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend amended and restated memorandum and articles of association (A) to modify the substance or timing of obligation to offer redemption rights in connection with any proposed initial Business Combination or certain amendments to amended and restated memorandum and articles of association prior thereto or to redeem 100% of our public shares if initial Business Combination is not completed within the completion window; or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within the completion window, from the closing of Initial Public Offering, return of the funds held in the trust account to public shareholders as part of redemption of the public shares.

The Nasdaq listing rules require that initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account). Management may, however, structure an initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

The Company is required to provide its Class A ordinary shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer.

All of the Class A ordinary shares sold as part of the units in the initial public offering contain a redemption feature which allows for the redemption of such public shares in connection with liquidation, if there is a shareholder vote or tender offer in connection with initial Business Combination and in connection with certain amendments to second amended and restated memorandum and articles of association. In accordance with SEC guidance on redeemable equity instruments, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. Given that the Class A ordinary shares sold as part of the units in the offering were issued with other freestanding instruments, the initial carrying value of Class A ordinary shares classified as temporary equity were the allocated proceeds determined in accordance with ASC 470-20. The accretion or remeasurement is recognized as a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Each public shareholder may elect to redeem their public shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, initial shareholders, directors and officers have entered into a letter agreement, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Company’s Second Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

Business Combination

If the Company is unable to complete an initial Business Combination within the 18 or 21-month period, it may seek an amendment to amended and restated memorandum and articles of association to extend the period of time to complete an initial Business Combination beyond 21 months. The Company’s amended and restated memorandum and articles of association requires at least a special resolution of shareholders as a matter of Cayman Islands law, meaning that such an amendment be approved by at least two-thirds of ordinary shares who, being entitled to do so, attend and vote (either in person or by proxy) at a general meeting of the company. If the Company seeks shareholder approval to extend beyond the 21-month period in which to complete an initial Business Combination to a later date, The Company is required to offer public shareholders the right to have their public ordinary shares redeemed for a pro rata share of the aggregate amount then on deposit in the trust account, including interest (less permitted withdrawals and up to $100,000 of interest to pay dissolution expenses). There are no limitations to the number of times that the Company may seek shareholder approval or that shareholders may approve to extend beyond the 21-month period in which to complete a Business Combination at a later date. If the initial Business Combination is not completed in the period provided, the membership interests of the Sponsor become worthless.

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that mandatory liquidation, should we not complete a Business Combination and an extension of our deadline to do so not be approved by the stockholders of the Company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern if it does not complete a Business Combination.

As of December 31, 2024, the Company had $1,787,033 in its operating bank account and working capital of $1,886,349. The Company has incurred and expects to incur significant costs to operate as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. These factors also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Management plans to complete a Business Combination before the mandatory liquidation date and anticipates that the Company will have sufficient liquidity to fund its operations until then. However, there can be no assurance that we will be able to consummate a Business Combination within the required timeframe or that liquidity will be sufficient to fund operations. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Emerging Growth Company Status

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2024 and 2023, the Company had $1,787,033 and zero in cash, respectively. The Company did not have any cash equivalents as of December 31, 2024 or 2023.

Investments Held in Trust Account

As of December 31, 2024 and 2023, the Company had $231,412,096 and $0 in investments held in the Trust Account, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of December 31, 2024 and 2023, the Company has not experienced losses on these accounts.

Fair Value Measurements

The Company follows the guidance in ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are-measured and reported at fair value at least annually.

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

Deferred Offering Costs

Deferred offering costs consist of legal, administrative, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering cost is allocated to Public and Private Rights issued in the Initial Public Offering on residual value basis, compared to total proceeds received. Offering costs associated with the Class A ordinary shares are charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public offering.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 or 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Redeemable Share Classification

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Accordingly, as of December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s balance sheet, as summarized in the following table:

Public offering proceeds	$230,000,000
Less:
Proceeds allocated to public rights	(4,107,143)
Allocation of offering costs related to redeemable shares	(10,885,942)
Plus:
Accretion of carrying value to redemption value	14,993,085
Ordinary shares subject to possible redemption	$230,000,000
Plus:
Subsequent measurement of ordinary shares subject to possible redemption	1,412,096
Ordinary shares subject to possible redemption	$231,412,096

Net Income (Loss) Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Units since the exercise of the units is contingent upon the occurrence of future events. As of December 31, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except share amounts):

	For the Year Ended December 31, 2024		For the Period from May 10, 2023 (Inception) through December 31, 2023
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
Particulars	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:
Weighted average shares outstanding	3,330,601	5,811,182	-	5,750,000
Ownership percentage	36%	64%	0%	100%
Numerators:
Allocation of net income (loss)	$345,854	$603,441	$-	$(16,498)

Denominators:
Weighted average shares outstanding	3,330,601	5,811,182	-	5,750,000
Basic and diluted net income (loss) per share	$0.10	$0.10	$-	$(0.00)

Stock-Based Compensation

The Company recognizes compensation costs resulting from the issuance of stock-based awards to directors as an expense in the financial statement over the requisite service period based on a measurement of fair value for each stock-based award. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of the estimated stock price of the Company, expected life of shares, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This standard was effective for the Company for the year ended December 31, 2024 and did not have a material impact on the Company’s financial statements (see Note 9).

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units (including underwriters’ over-allotment exercise of 3,000,000 Units) at a purchase price of $10.00 per Unit, generating gross proceeds of $230,000,000 to the Company which was placed in the Trust Account. Each Unit consists of one Class A ordinary share and one-seventh of one public right (the “Public Right”). Each whole right entitles the holder thereof to purchase one Class A ordinary share at a price of $10.00 per share. No fractional rights will be issued upon separation of the Units and only whole rights will trade. The underwriters have exercised their over-allotment option on consummation of the Initial Public offering to purchase 3,000,000 additional units to cover over-allotments.

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

On November 8, 2024, the Sponsor transferred 30,000 Founder Shares to each of its three independent directors (10,000 Founder Shares per director) of the Company, at a price of $0.004348 per share. Each buyer paid $43.48 for an aggregate purchase price of $130.44 in consideration of the assignment of shares. If the director ceases to be a director of the Company for any reason before the consummation of the Business Combination, at the Sponsor’s election, it will either repurchase the shares at the purchase price or forfeit the shares back to the Company for no consideration. The Founder Shares will automatically convert into shares of Class A ordinary shares at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s certificate of incorporation.

Additionally, on December 19, 2024, the Sponsor transferred another 225,000 Founder Shares to another member of the management team at a price of $0.004348 per share for an aggregate purchase price of $978.30.

The sale of the Founder Shares to the Company’s directors and director’s nominees by the Sponsor is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 255,000 shares granted to the Company’s directors and management person was at the acquisition price per share of $0.004348.

The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Administrative Services Agreement

Commencing on November 8, 2024, the Company has entered into an agreement to pay the Sponsor a total of up to $55,556 per month for office space and administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2024, the Company incurred $111,112 in fees for these services, which are included within general and administrative expenses in the accompanying statements of operations (none in 2023).

Promissory Note – Related Party

During June 2024, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and became due on November 8, 2024 upon the closing of the Initial Public Offering. During the year ended December 31, 2024, the Company borrowed $132,984 under the Note to pay for offering costs, of which $98,228 was settled through risk capital funding and $34,756 was repaid from the proceeds of the Initial Public Offering placed in the Trust Account. During the period from May 10, 2023 (inception) through December 31, 2023, the Company did not make any borrowings under the Note. As of December 31, 2024 and 2023, the Company had no outstanding balance under the Note. The risk capital used to settle a portion of the Note is part of the private placement units issued contemporaneously with the Initial Public Offering and hence included as part of additional paid-in capital in the accompanying statements of changes in equity.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement units at a price of $10.00 per unit. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2024 and 2023, the Company had no outstanding Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Units (including private placement unit and private placement rights), which were issued in a private placement simultaneously with the closing of the Initial Public Offering and the Class A ordinary shares underlying such Private Placement Units, and (iii) Private Placement Units and the Class A ordinary shares underlying such Private Placement Units that may be issued upon conversion of any Sponsor funded, have registration rights to require the Company to register a sale of any of securities held by holders of the securities pursuant to a registration rights agreement that was signed prior to the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of initial Business Combination and rights to require to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company is not required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period.

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and 2023, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with $0.0001 par value. As of December 31, 2024, there were 422,500 Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption. There were no Class A ordinary shares issued or outstanding as of December 31, 2023.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with $0.0001 par value. In May 2023, the Company issued an aggregate of 5,750,000 Founder Shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.004 per share, of which an aggregate of up to 750,000 shares were subject to forfeiture for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part. As a result of the underwriters’ exercise of their over-allotment option in full on November 8, 2024, all 750,000 Class B ordinary shares were no longer subject to forfeiture. As of December 31, 2024 and 2023, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

The Class B ordinary shares automatically convert into Class A ordinary shares at the time of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares, will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of shares issued in the Initial Public Offering, including shares issued in connection with the underwriter exercise of their option to purchase additional Units, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any private placement rights issued to the Sponsor, its affiliates or any member of the management team upon conversion of any funded by the Company’s Sponsor.

Rights

As of December 31, 2023, there were no rights issued or outstanding. On November 8, 2024, 3,285,714 public rights and 60,357 private rights were issued as part of the Initial Public Offering and Private Placement, respectively.

The gross proceeds of the Initial Public Offering were allocated to the public rights based on relative value, with $4,107,143 recorded in shareholders’ equity related to the rights at November 8, 2024. The rights are not remeasured to fair value on a recurring basis.

As of December 31, 2024, there were 3,285,714 public rights and 60,357 private rights included in the Placement Units outstanding. Each holder of one right will receive one Class A ordinary share upon consummation of the initial Business Combination, whether or not the Company will be the surviving entity, even if the holder of a public right converted all Class A ordinary shares held by them or it in connection with the initial Business Combination or an amendment to the Company’s memorandum and articles of association with respect to Company’s pre-Business Combination activities. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of rights will be required to affirmatively convert their rights in order to receive the Class A ordinary shares underlying the rights (without paying any additional consideration) upon consummation of the Business Combination. The Company will not issue fractional Class A ordinary shares in connection with an exchange of rights. No fractional shares will be issued upon exchange of rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless.

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$231,412,096	$231,412,096	$—	$—

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Co-Chief Executive Officers, who collectively review the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, formation and operational costs and dividend earned on investments held in Trust Account which include the accompanying statements of operations.

The key measures of segment profit or loss reviewed by our CODM are interest earned on investments held in Trust Account and formation and operational costs. The CODM reviews dividend earned on investments held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operational costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operational costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 2025.

GSR III ACQUISITION CORP.

By:	/s/ Gus Garcia
Name:	Gus Garcia
Title:	Co-Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The undersigned hereby constitute and appoint Gus Garcia and Lewis Silberman, and each of them, their true and lawful agents and attorneys-in-fact with full power and authority in said agents and attorneys-in-fact, and in any one or more of them, to sign for the undersigned and in their respective names as Directors and officers of GSR III Acquisition Corp., any amendment or supplement hereto. The undersigned hereby confirm all acts taken by such agents and attorneys-in-fact, or any one or more of them, as herein authorized.

Signature	Title	Date

/s/ Gus Garcia	Co-Chief Executive Officer and Director	March 27, 2025
Gus Garcia	(Principal Executive Officer)

/s/ Lewis Silberman	Co-Chief Executive Officer and Director	March 27, 2025
Lewis Silberman	(Principal Executive Officer)

/s/ Anantha Ramamurti	Chief Financial Officer, President and Director	March 27, 2025
Anantha Ramamurti	(Principal Financial and Accounting Officer)

/s/ Jonathan Cole	Director	March 27, 2025
Jonathan Cole

/s/ Susie Kuan	Director	March 27, 2025
Susie Kuan

/s/ David Lorber	Director	March 27, 2025
David Lorber

/s/ Jody Sitkoski	Director	March 27, 2025
Jody Sitkoski

EXHIBIT INDEX

1.1***	Underwriting Agreement, dated November 7, 2024, among the Company and SPAC Advisory Partners, LLC, as representative of the underwriter named therein (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on November 14, 2024).
3.1***	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 14, 2024).
4.1***	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 filed on October 25, 2024).
4.2***	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 filed on October 25, 2024).
4.3***	Specimen Rights Certificate (included in Exhibit 4.4)
4.4***	Rights Agreement, dated November 7, 2024, between the Company and Continental Stock Transfer & Trust Company, as Rights agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 14, 2024).
4.5*	Description of the Company’s Securities
10.1***	Promissory Note, dated June 6, 2024, by and between the Registrant and GSR III Sponsor LLC (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 filed on July 16, 2024).
10.2***	Securities Subscription Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 filed on July 16, 2024).
10.3***	Letter Agreement, dated November 7, 2024, among the Company, its officers and directors, the Sponsor and SPAC Advisory Partners, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 14, 2024).
10.4***	Registration Rights Agreement, dated November 7, 2024, among the Company, the Sponsor, SPAC Advisory Partners, LLC and certain security holders named therein (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 14, 2024).
10.5***	Private Placement Unit Purchase Agreement, dated November 7, 2024, between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on November 14, 2024).
10.6***	Private Placement Unit Purchase Agreement, dated November 7, 2024, between the Company and SPAC Advisory Partners, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on November 14, 2024).
10.7***	Administrative Services Agreement, dated November 7, 2024, between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on November 14, 2024).

10.9***	Investment Management Trust Agreement, dated November 7, 2024, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 14, 2024).
10.7***	Indemnity Agreement, dated November 7, 2024, between the Company and Gus Garcia (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on November 14, 2024).
10.8***	Indemnity Agreement, dated November 7, 2024, between the Company and Lewis Silberman (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on November 14, 2024).
10.9***	Indemnity Agreement, dated November 7, 2024, between the Company and Anantha Ramamurti (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on November 14, 2024).
10.10***	Indemnity Agreement, dated November 7, 2024, between the Company and Yuya Orime (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed on November 14, 2024).
10.11***	Indemnity Agreement, dated November 7, 2024, between the Company and Jody Sitkoski (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed on November 14, 2024).
10.12***	Indemnity Agreement, dated November 7, 2024, between the Company and Susie Kuan (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on November 14, 2024).
10.13***	Indemnity Agreement, dated November 7, 2024, between the Company and Jonathan Cole (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on November 14, 2024).
14.1***	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Registration Statement on Form S-1 filed on October 25, 2024).
19.1*	Insider Trading Policy
99.1***	Audit Committee Charter (incorporated by reference to Exhibit 99.5 of the Company’s Registration Statement on Form S-1 filed on October 25, 2024).
99.2***	Compensation Committee Charter (incorporated by reference to Exhibit 99.6 of the Company’s Registration Statement on Form S-1 filed on October 25, 2024).
24***	Power of Attorney (included on signature page to the initial filing of this Registration Statement)
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1***	Clawback Policy (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-1 filed on October 25, 2024).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
***	Previously filed.