Form 10-Q
period 2025-06-30
GSR III Acquisition Corp.
filed 2025-08-11
CIK 2029023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

There were 23,422,500 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding as of August 11, 2025.

GSR III ACQUISITION CORP.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2025

i

GSR III ACQUISITION CORP.
BALANCE SHEETS

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash	$862,127	$1,787,033
Prepaid expenses	100,039	148,845
Total current assets	962,166	1,935,878
Cash and investments held in trust account	236,273,249	231,412,096
Total Assets	$237,235,415	$233,347,974

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$871,120	$49,529
Total current liabilities	871,120	49,529
Deferred underwriting commissions	9,200,000	9,200,000
Total liabilities	10,071,120	9,249,529

Commitments and Contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 23,000,000 shares subject to possible redemption at $10.27 and $10.06 per share as of June 30, 2025 and December 31, 2024, respectively	236,273,249	231,412,096

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 422,500 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of June 30, 2025 and December 31, 2024	42	42
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	575	575
Additional paid-in capital	-	-
Accumulated deficit	(9,109,571)	(7,314,268)
Total Shareholders’ Deficit	(9,108,954)	(7,313,651)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$237,235,415	$233,347,974

The accompanying notes are an integral part of these unaudited financial statements.

GSR III ACQUISITION CORP.
STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative expenses	$535,072	$30,425	$1,795,337	$30425
Loss from operations	(535,072)	(30,425)	(1,795,337)	(30,425)

Other income
Interest and dividends earned on investments held in trust account	2,437,888	-	4,861,153	-
Interest from the bank account	14	-	34	-
Net income (loss)	$1,902,830	$(30,425)	$3,065,850	$(30,425)

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	23,000,000	-	23,000,000	-
Basic and diluted net income (loss) per share, redeemable ordinary shares	$0.07	$-	$0.11	$-
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	6,172,500	5,750,000	6,172,500	5,750,000
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.07	$(0.01)	$0.11	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

GSR III ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

For the Three and Six Months Ended June 30, 2025

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	422,500	$42	5,750,000	$575	-	$(7,314,268)	$(7,313,651)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	-	-	(2,423,265)	(2,423,265)
Net income	-	-	-	-	-	1,163,020	1,163,020
Balance - March 31, 2025	422,500	$42	5,750,000	$575	$-	$(8,574,513)	$(8,573,896)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	-	-	(2,437,888)	(2,437,888)
Net income	-	-	-	-	-	1,902,830	1,902,830
Balance - June 30, 2025	422,500	$42	5,750,000	$575	$-	$(9,109,571)	$(9,108,954)

The accompanying notes are an integral part of these unaudited financial statements.

GSR III ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY– (Continued)

For the Three and Six Months Ended June 30, 2024

(Unaudited)

	Ordinary Shares				Additional		Total Shareholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2023	-	$-	5,750,000	$575	$24,425	$(16,498)	$8,502
Net income	-	-	-	-	-	-	-
Balance – March 31, 2024	-	$-	5,750,000	$575	$24,425	$(16,498)	$8,502
Net loss	-	-	-	-	-	(30,425)	(30,425)
Balance – June 30, 2024	-	$-	5,750,000	$575	$24,425	$(46,923)	$(21,923)

The accompanying notes are an integral part of these unaudited financial statements.

GSR III ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$3,065,850	$(30,425)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest and dividends earned on investments held in trust account	(4,861,153)	-
Changes in operating assets and liabilities:
Prepaid expenses	48,806	-
Accounts payable and accrued expenses	821,591	30,425
Net cash used in operating activities	(924,906)	-

Net decrease in cash	(924,906)	-

Cash - beginning of the period	1,787,033	-
Cash - end of the period	$862,127	$-

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued expenses	$-	$234,329
Subsequent measurement of ordinary shares subject to possible redemption	$4,861,153	$-

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

As of June 30, 2025, the Company had not yet commenced operations. All activity for the period from May 10, 2023 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from investments held in trust, which proceeds were derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

As of June 30, 2025, the Company had $862,127 in its operating bank account and working capital of $91,046. The Company has incurred and expects to incur significant costs to operate as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. These factors also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. As such, the information included in these financial statements should be read in conjunction with the Company’s latest audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 27, 2025. In the opinion of the Company’s management, these financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2025, and the Company’s results of operations and cash flows for the periods presented. The results of operations included in the financial statements are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2025 and December 31, 2024, the Company had $862,127 and $1,787,033 in cash, respectively. The Company did not have any cash equivalents as of June 30, 2025 or December 31, 2024.

Cash and Investments Held in Trust Account

As of June 30, 2025 and December 31, 2024, the Company had $236,273,249 and $231,412,096 in cash and investments held in the trust account, respectively, comprised of money market funds that invest in U.S. government securities. Investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest and dividends earned on investments held in the Trust Account in the statement of operations. The estimated fair value of cash and investments held in the Trust Account is determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of June 30, 2025 and December 31, 2024, the Company has not experienced losses on these accounts.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 or December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Accordingly, as of June 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ deficit on the Company’s balance sheets, as summarized in the following table:

Public offering proceeds	$230,000,000
Less:
Proceeds allocated to public rights	(4,107,143)
Allocation of offering costs related to redeemable shares	(10,885,942)
Plus:
Accretion of carrying value to redemption value	14,993,085
Ordinary shares subject to possible redemption, November 8, 2024	$230,000,000
Plus:
Subsequent measurement of ordinary shares subject to possible redemption	1,412,096
Ordinary shares subject to possible redemption, December 31, 2024	$231,412,096
Plus:
Subsequent measurement of ordinary shares subject to possible redemption	2,423,265
Ordinary shares subject to possible redemption, March 31, 2025	$233,835,361
Plus:
Subsequent measurement of ordinary shares subject to possible redemption	2,437,888
Ordinary shares subject to possible redemption, June 30, 2025	$236,273,249

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Units since the exercise of the units is contingent upon the occurrence of future events. As of June 30, 2025 and December 31, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except share amounts):

	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2025		2024
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
Particulars	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:
Weighted average shares outstanding	23,000,000	6,172,500	-	5,750,000
Ownership percentage	79%	21%	0%	100%
Numerators:
Allocation of net income (loss)	$1,500,217	$402,613	$-	$(30,425)

Denominators:
Weighted average shares outstanding	23,000,000	6,172,500	-	5,750,000
Basic and diluted net income (loss) per share	$0.07	$0.07	$-	$(0.01)

	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2025		2024
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
Particulars	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:
Weighted average shares outstanding	23,000,000	6,172,500	-	5,750,000
Ownership percentage	79%	21%	0%	100%
Numerators:
Allocation of net income (loss)	$2,417,158	$648,692	$-	$(30,425)

Denominators:
Weighted average shares outstanding	23,000,000	6,172,500	-	5,750,000
Basic and diluted net income (loss) per share	$0.11	$0.11	$-	$(0.01)

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

Administrative Services Agreement

Commencing on November 8, 2024, the Company has entered into an agreement to pay the Sponsor a total of up to $55,556 per month for office space and administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2025, the Company incurred $166,668 and $333,336 in fees for these services, respectively, which are included within general and administrative expenses in the accompanying statements of operations (none for the three and six months ended June 30, 2024). There were no related amounts payable as of June 30, 2025 and December 31, 2024.

Promissory Note – Related Party

During June 2024, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and became due on November 8, 2024 upon the closing of the Initial Public Offering. During the year ended December 31, 2024, the Company borrowed $132,984 under the Note to pay for offering costs, of which $98,228 was settled through risk capital funding and $34,756 was repaid from the proceeds of the Initial Public Offering placed in the Trust Account. The risk capital used to settle a portion of the Note is part of the private placement units issued contemporaneously with the Initial Public Offering and hence included as part of additional paid-in capital in the accompanying statements of changes in shareholders’ deficit. As of June 30, 2025 and December 31, 2024, the Company had no outstanding balance under the Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement units at a price of $10.00 per unit. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2025 and December 31, 2024, the Company had no outstanding Working Capital Loans.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with $0.0001 par value. As of June 30, 2025 and December 31, 2024, there were 422,500 Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with $0.0001 par value. In May 2023, the Company issued an aggregate of 5,750,000 Founder Shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.004 per share, of which an aggregate of up to 750,000 shares were subject to forfeiture for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part. As a result of the underwriters’ exercise of their over-allotment option in full on November 8, 2024, all 750,000 Class B ordinary shares were no longer subject to forfeiture. As of June 30, 2025 and December 31, 2024, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

As of June 30, 2025 and December 31, 2024, there were 3,285,714 public rights and 60,357 private rights included in the Placement Units outstanding. Each holder of one right will receive one Class A ordinary share upon consummation of the initial Business Combination, whether or not the Company will be the surviving entity, even if the holder of a public right converted all Class A ordinary shares held by them or it in connection with the initial Business Combination or an amendment to the Company’s memorandum and articles of association with respect to Company’s pre-Business Combination activities. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of rights will be required to affirmatively convert their rights in order to receive the Class A ordinary shares underlying the rights (without paying any additional consideration) upon consummation of the Business Combination. The Company will not issue fractional Class A ordinary shares in connection with an exchange of rights. No fractional shares will be issued upon exchange of rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investments held in trust account	$236,273,249	$236,273,249	$—	$—

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investments held in trust account	$231,412,096	$231,412,096	$—	$—

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

As of June 30, 2025, we had not yet commenced operations. All activity through June 30, 2025 relates to our formation and our Initial Public Offering which is described below, and since the Initial Public Offering, our search for a Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds held in the Trust Account (as defined below). We have selected December 31 as our fiscal year end.

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

Liquidity and Capital Resources

As of June 30, 2025 and December 31, 2024, we had $862,127 and $1,787,033, respectively, of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes.

For the six months ended June 30, 2025 and 2024, cash used in operating activities was $924,906 and zero, respectively.

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

As of June 30, 2025, the Company had $862,127 in its operating bank account and working capital of $91,046. The Company has incurred and expects to incur significant costs to operate as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. These factors also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Results of Operations

Our entire activity since inception up to June 30, 2025 relates to our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds held in the Trust Account.

For the three months ended June 30, 2025, we had a net income of $1,902,830, which consisted of non-operating income earned on the Trust Account and operating account of $2,437,902, partially offset by loss from operations of $535,072 consisting of general and administrative expenses.

For the six months ended June 30, 2025, we had a net income of $3,065,850, which consisted of non-operating income earned on the Trust Account and operating account of $4,861,187, partially offset by loss from operations of $1,795,337 consisting of general and administrative expenses.

For the three and six months ended June 30, 2024, we had a net loss of $30,425, which consisted of loss from operations consisting of general and administrative expenses.

Contractual Obligations

Administrative Services Agreement

Commencing on November 8, 2024, the Company has entered into an agreement to pay the Sponsor a total of up to $55,556 per month for office space and administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2025, the Company incurred $166,668 and $333,336 in fees for these services, respectively, which are included within general and administrative expenses in the statements of operations (none for the three and six months ended June 30, 2024). There were no related amounts payable as of June 30, 2025 and December 31, 2024.

Promissory Note – Related Party

During June 2024, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and became due on November 8, 2024 upon the closing of the Initial Public Offering. During the year ended December 31, 2024, the Company borrowed $132,984 under the Note to pay for offering costs, of which $98,228 was settled through risk capital funding and $34,756 was repaid from the proceeds of the Initial Public Offering placed in the Trust Account. The risk capital used to settle a portion of the Note is part of the private placement units issued contemporaneously with the Initial Public Offering and hence included as part of additional paid-in capital in the statements of changes in shareholders’ deficit. As of June 30, 2025 and December 31, 2024, the Company had no outstanding balance under the Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement units at a price of $10.00 per unit. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2025 and December 31, 2024, the Company had no outstanding Working Capital Loans.

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

Off-Balance Sheet Financing Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers, we conducted an evaluation of the effectiveness, of our disclosure controls and procedures as of June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officers and principal financial and accounting officer have concluded that due to inadequate segregation of duties within account processes and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping, during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of August 2025.

GSR III ACQUISITION CORP.

By:	/s/ Gus Garcia
Name:	Gus Garcia
Title:	Co-Chief Executive Officer